Form 10-K
period 2019-08-31
Pacific Sports Exchange Inc.
filed 2019-11-27
CIK 1765651

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended: August 31, 2019.

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________ to __________

PACIFIC SPORTS EXCHANGE INC.
(Exact name of registrant as specified in its charter)

Nevada	333-230690	83-1189007
(State or Jurisdiction of Incorporation or Organization)	(Commission File Number)	(I.R.S. Employer Identification No.)

25188 Marion Ave., Unit B108, Punta Gorda, FL 33950

(Address of principal executive offices)

Provide a copy of communications to:

Parsons/Burnett/Bjordhal/Hume, LLP

Suite 225, 159 S. Lincoln St.

Spokane, WA 99201

Attn: Robert Burnett

Registrant’s telephone number (877) 571-5562

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☒
		Emerging growth company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.) Yes ☐ No ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold in a private placement conducted by the Company, as of the last business day of the registrant’s most recently completed second fiscal quarter (on February 28, 2019) was approximately $31,000.

The registrant had 13,100,000 common shares outstanding as of November 27, 2019.

PACIFIC SPORTS EXCHANGE INC.

From 10-K

August 31, 2019

FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K and the exhibits attached hereto contain “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995, as amended. Such forward-looking statements concern the Company’s anticipated results and developments in the Company’s operations in future periods, planned exploration and development of its properties, plans related to its business and other matters that may occur in the future. These statements relate to analyses and other information that are based on forecasts of future results, estimates of amounts not yet determinable and assumptions of management.

Any statement that express or involve discussions with respect to predictions, expectations, beliefs, plans, projections, objectives, assumptions or future events or performance (often, but not always using words or phrases such as “believes”, “expects” or “does not expect”, “is expected”, “anticipates” or “does not anticipate”, “plans”, “estimates”, or “intends”, or stating that certain actions, events or results “may” or “could”, “would”, “might” or “will” be taken, occur or be achieved) are not statements of historical fact and may be forward-looking statements. Forward-looking statements are subject to a variety of known and unknown risks, uncertainties and other factors which could cause actual events or results to differ from those expressed or implied by the forward-looking statements, including, without limitation:

This list is not exhaustive of the factors that may affect the Company’s forward-looking statements. Some of the important risks and uncertainties that could affect forward-looking statements are described further under the sections titled “Risk Factors and Uncertainties”, “Description of Business” and “Management’s Discussion and Analysis” of this Annual Report. Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results may vary materially from those anticipated, believed, estimated or expected. The Company cautions readers not to place undue reliance on any such forward-looking statements, which speak only as of the date made. Pacific Sports disclaims any obligation subsequently to revise any forward-looking statements to reflect events or circumstances after the date of such statements or to reflect the occurrence of anticipated or unanticipated events, except as required by law. The Company advises readers to carefully review the reports and documents filed from time to time with the Securities and Exchange Commission (the “SEC”), particularly the Company’s Quarterly Reports on Form 10-Q and Current Reports on Form 8-K.

As used in this Annual Report, the terms “we,” “us,” “our,” “Pacific Sports,” and the “Company”, mean Pacific Sports Exchange, Inc., unless otherwise indicated. All dollar amounts in this Annual Report are expressed in U.S. dollars, unless otherwise indicated.

Management’s Discussion and Analysis is intended to be read in conjunction with the Company’s financial statements and the integral notes (“Notes”) thereto for the fiscal year ending August 31, 2019. The following statements may be forward-looking in nature and actual results may differ materially.

PART I

Item 1. Business.

Overview

We were incorporated in Delaware on July 2, 2018, to engage in the business of re-selling new and used tennis and golf equipment. The concept is to source top-quality, in-demand equipment, and resell it to both domestic and international customers. Our Company has identified popular brands and models that retain value, in new and used condition, across the various markets in which we plan to sell.

We will operate as an on-line only entity and intend to utilize E-Bay our primary marketing channel. We will also optimize our own website for ‘global’ search terms and internally vend equipment through an expanding referral network of repeat customers.

On January 15, 2019, we issued 3,100,000 shares of common stock to 14 individuals pursuant to the provisions of Section 4(a)(2) of the Securities Act of 1933 (the "Act") and Rule 506(b) of Regulation D promulgated by the Securities and Exchange Commission ("SEC").

Our principal executive office is located at 25188 Marion Ave, Unit B108 Punta Gorda, FL 33950 and our telephone number is (877) 571-5562. Our corporate website is www.pacificsportsexchange.com.

We have not been subject to any bankruptcy, receivership or similar proceeding.

Description of Business

We specialize in the re-selling of new and used tennis and golf equipment. The concept is to source top-quality, in-demand equipment and resell it to both domestic and international customers. We have identified popular brands and models that retain their value in new and used condition.

To source in-demand equipment, our Company has established relationships with local Southwest Florida sports retailers to purchase their surplus end-of-season inventory and trade-ins. The Company also attends golf and tennis trade shows and monitors re-seller equipment events to pin-point trends in high-demand used equipment. Both Florida and California have been identified as premium geographic locations to search for and secure the desired supply of top-end equipment.

We will operate as an on-line only entity and utilize E-Bay as our primary marketing channel. We will also optimize our own website for ‘global’ search terms and internally vend equipment to a worldwide market. Because the Company relies on third-party websites such as E-bay to make its sales, such reliance on any third-party platform to generate revenues carries with it certain risks including but not necessarily limited to: the Company could violate the terms of service and lose its selling privileges, or the sites themselves could experience technical issues and/or fail. The Company will always strive to abide by the policies of any third-party platform and will endeavor to provide superior customer service. The Company will also look to improve the marketing and functionality of its own website, to act as a hedge against the risk of relying on third-party partners.

The principals of our Company have experience in both the sports of tennis and golf, and through this experience have identified high-value, high-margin equipment that re-sells profitably to both international and domestic customers. The goal is to create a unique supply chain that targets niche, valued products and their buyers. Serious golfers and tennis players are very particular about their equipment and will go to considerable lengths to secure what they are looking for in a quest to improve their game. This customer is our prime target market and our marketing approach will be to create a relationship (wherever possible) with this customer and become their ongoing equipment supplier through social media and electronic outreach.

Distribution Methods

Potential customers will find our equipment promoted through websites such as E-Bay and eventually through our own PacificSportsExchange.com website. E-Bay makes it relatively easy to ship goods to international destinations, and E-Bay also services the domestic US. market. Through E-Bay, our Company will be able to ship tennis racquets anywhere within the continental U.S.A. for an average flat rate of $8 per item. In addition to utilizing third-party websites such as E-Bay, our Company will develop a robust website of our own and undertake a key-word optimization effort that will globally rank the site for tennis and golf related keywords. While E-Bay allows for start-up companies such as ours to instantly reach a global audience, our longer-term strategy would be to have customers interact and purchase equipment directly from our website. Not only does this help with the margin-per-transaction, but also gives us an opportunity to create a long-term relationship and database with each customer. However, it must be cautioned that as website optimization occurs, especially on a global scale, this will take time and resources to accomplish, and initially E-Bay will be our key marketing channel.

Competitive Business Conditions and Strategy; Position in the Industry

Our Company will compete with other vendors of golf and tennis equipment. We will compete with a wide assortment of vendors from small local golf and tennis shops, to larger established vendors such as Dick’s Sporting Goods and Amazon. There is also an assortment of successful on-line vendors such as Tennis Warehouse, Midwest Sports, Holabird Sports, and Puetz Golf, among others. At first glance the retail industry appears challenging, especially when you factor in direct sales from the equipment manufacturers themselves, however, a competitive advantage could lie in the specialized nature of both our target customer and our targeted products. While we will sell to local domestic customers, our primary target market will be foreign buyers from Asia and Europe that have a penchant for specific brands and product models not available in their local markets. We have identified select new and classic equipment that is in high demand to foreign buyers, and we have identified a reliable method to source the desired equipment. Our source of in-demand equipment comes from a network of local tennis and golf shops. Located throughout Southwest Florida, these local shops and their owners are embedded within their communities and have great relationships with the local playing public; season in and season out they receive a steady supply of trade-in equipment. Our Company has found that these vendors are happy to sell this old equipment to us at a discount. Hence, our niche strategy within the larger mass market will be to service the specialized and under-served international demand with a supply of equipment that is sourced from a network of local Florida sport shops. Our Company believes that this sourcing strategy can be duplicated on the East Coast of Florida and in other warm weather states such as California and Arizona.

Talent Sources and Names of Principal Suppliers

The key to our success will be in the quality of our leadership, and their ability to share industry knowledge and secure a reliable supply chain. Our Company will be headed by Timothy Conte, a retired educator and life-long tennis and golf enthusiast. Mr. Conte is passionate about both sports and carries a Florida United States Tennis Association (USTA) tennis ranking, as well as and a 9.2 United States Golf Association (USGA) golf handicap. At both a professional and volunteer level, Mr. Conte has made key Florida vendor/industry contacts and is thoroughly versed on the latest equipment technology. He is also aware and appreciative of classic tennis and golf equipment that stands the test of time and is still widely sought-after today. Mr. Conte is well traveled and has played both sports in Europe and in Asia. Mr. Conte is currently devoting 20 hours per week to our Company.

Our Company also benefits from the services of Jennifer Whitesides. Mrs. Whitesides is also a golf and tennis enthusiast and is involved in Florida USTA tennis instruction and carries a USGA golf handicap. Mrs. Whitesides’ main responsibility will be to secure a reliable supply chain. Golf and tennis shops, trade shows, and re-seller events of South Florida will be the initial source of equipment, followed by a structured buying campaign in California. Mrs. Whitesides will work side-by-side with Mr. Conte, leverage her existing industry contacts and ensure that the supply of equipment meets any pending demand. Mrs. Whitesides is working a total of 8 hours per week for our Company.

Both officers also monitor E-Bay for underpriced listings of tennis and golf equipment. These listings do appear from time to time and offer upside resell opportunity.

Research and Development

Since inception, no funds have been expensed on research and development. There are no extra research or development costs as the principals are donating their time and energy in this start-up phase.

Employees

We have no employees. Initially, our officers and directors furnish their time to the development of our Company at no cost. We do not foresee hiring any employees in the near future. We will engage independent contractors to help design and develop our website and marketing efforts as may be required.

Government Regulation

There are no industry specific governmental controls or licensing requirements needed to do business.

Available Information

We make available, free of charge, or through our Internet website, at www.pacificsportsexchange.com, our annual reports on Form 10-K, our quarterly reports on Form 10-Q and our current reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act. Our Internet website and the information contained therein or connected thereto are not intended to be, and are not, incorporated into this Annual Report.

Our reports, registration statements and other information can be inspected on the SEC’s website at www.sec.gov.

Implications of Being an Emerging Growth Company

We qualify as an “emerging growth company” as defined in the Jumpstart Our Business Startups Act, or JOBS Act, enacted in April 2012. An emerging growth company may take advantage of reduced reporting requirements that are otherwise applicable to public companies. These provisions include, but are not limited to:

•	not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes- Oxley Act of 2002, or Sarbanes-Oxley Act;

•	reduced disclosure obligations regarding executive compensation in our periodic reports, proxy statements and registration statements; and

•	exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and approval of any golden parachute payments not previously approved.

We may take advantage of these provisions through November 30, 2023. If certain events occur prior to November 30, 2023, including if we become a “large accelerated filer,” our annual gross revenues exceed $1 billion or we issue more than $1 billion of non-convertible debt in any three-year period, we would cease to be an emerging growth company prior to November 30, 2023.

We may choose to take advantage of some but not all of these reduced burdens. We have taken advantage of certain of the reduced disclosure obligations regarding executive compensation in this registration statement and may elect to take advantage of other reduced burdens in future filings. As a result, the information that we provide to our stockholders may be different than you might receive from other public reporting companies in which you hold equity interests.

Under the JOBS Act, emerging growth companies can delay adopting new or revised accounting standards until such time as those standards apply to private companies. However, we have irrevocably elected not to avail ourselves of this extended transition period for complying with new or revised accounting standards and, therefore, we will be subject to the same new or revised accounting standards as other public companies that are not emerging growth companies.

We are also a “smaller reporting company” as defined in Rule 12b-2 of the Securities Exchange Act of 1934, as amended, or the Exchange Act, and have elected to take advantage of certain of the scaled disclosure available to smaller reporting companies.

Item 1A. Risk Factors.

Smaller reporting companies are not required to provide the information required by this item.

Item 1B. Unresolved Staff Comments.

None.

Item 2. Properties.

Our principal executive office is located at 25188 Marion Ave, Unit B108 Punta Gorda, FL 33950. This property is provided to our Company by our President/CEO, free of charge.

Item 3. Legal Proceedings.

From time to time we may become involved in various legal proceedings that arise in the ordinary course of business, including actions related to our intellectual property. Although the outcomes of these legal proceedings cannot be predicted with certainty, we are currently not aware of any such legal proceedings or claims that we believe, either individually or in the aggregate, will have a material adverse effect on our business, financial condition or results of operations.

Item 4. Mine Safety Disclosures.

Not applicable.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Our Common Stock is not yet quoted on any markets or exchanges.

Shares of our Common Stock are issued in registered form. Action Stock Transfer Corp. at 2469 E. Fort Union Blvd., Suite 214, Salt Lake City, UT 84121, is the registrar and transfer agent for our common shares.

As of the date of this report there were 16 holders of record of our Common Stock.

Dividend Policy

We have never declared or paid dividends on our capital stock. We currently intend to retain all available funds and any future earnings to fund the development and growth of our business. We do not anticipate paying any dividends on our capital stock in the foreseeable future. Investors should not purchase our securities with the expectation of receiving cash dividends. Any future determination related to our dividend policy will be made at the discretion of our board of directors, subject to limitations imposed by Nevada law regarding the ability of corporations to pay dividends, and will depend upon, among other factors, our results of operations, financial condition, capital requirements, contractual restrictions, business prospects and other factors our board of directors may deem relevant.

Equity Compensation Plan Information

We do not have any equity compensation plans.

Recent Sales of Unregistered Securities; Use of Proceeds from Registered Securities

On January 15, 2019, we issued 3,100,000 shares of common stock to 14 individuals pursuant to the provisions of Section 4(a)(2) of the Securities Act of 1933 and Rule 506(b) of Regulation D promulgated by the SEC. The Shares of Common Stock issued on January 15, 2019 were later registered via our S-1 Registration Statement which was declared effective by the SEC on September 30, 2019.

Purchase of Equity Securities by the Issuer and Affiliated Purchasers

We did not purchase any of our shares of Common Stock or other securities during our fourth quarter of our fiscal year ended August 31, 2019.

Item 6. Selected Financial Data.

Smaller reporting companies are not required to provide the information required by this item.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Results of Operations

The following summary of our results of operations should be read in conjunction with our financial statements for the year ended August 31, 2019 and for the period of July 2, 2018 (inception) to August 31, 2018, which are included herein.

Our operating results for the year ended August 31, 2019 and the period ended August 31, 2018, and the changes between those periods for the respective items are summarized as follows:

		July 2, 2018
	Year Ended	(Inception) to
	August 31, 2019	August 31, 2018	Change
Revenue	$7,438	$2,602	$4,836
Cost of goods sold	(6,413)	(2,148)	(4,265)
Operating expenses	(31,963)	(1,494)	(30,469)
Net loss	$(30,938)	$(1,040)	$(29,898)

Net loss was $30,938 for the year ended August 31, 2019, and $1,040 for the period ended August 31, 2018. The increase in net loss was primarily due to increased operating expenses.

Cost of goods sold for the year ended August 31, 2019 and the period ended August 31, 2018 was $6,413 and $2,148, respectively. Operating expenses for the year ended August 31, 2019 and the period ended August 31, 2018 were $31,963 and $1,494, respectively. Operating expenses during the year ended August 31, 2019 and the period ended August 31, 2018 were primarily attributed to general and administration expenses of $5,613 and $546 and professional fees of $26,350 and $948, respectively. The increase in professional fees paid during the year ended August 31, 2019, is primarily due to audit and accounting fees.

Liquidity and Capital

As of August 31, 2019, we had $22,085 in cash, $25,919 in total assets, $6,331 in liabilities and $19,588 in working capital.

Our financial statements have been prepared on a going concern basis, which contemplates the realization of assets and settlement of liabilities and commitments in the normal course of business for the foreseeable future. There are no assurances that the Company will be able to either (1) achieve a level of revenues adequate to generate sufficient cash flow from operations; or (2) obtain additional financing through either private placement, public offerings and/or bank financing necessary to support its working capital requirements. To the extent that funds generated from operations and any private placements, public offerings and/or bank financing are insufficient, our company will have to raise additional working capital. No assurance can be given that additional financing will be available, or if available, will be on terms acceptable to our company. If adequate working capital is not available to our company, it may be required to curtail or cease its operations.

Working Capital

The following table presents our working capital position as at August 31, 2019 and August 31, 2018:

	August 31,	August 31,
	2019	2018
Current Assets	$25,919	$20,693
Current Liabilities	$6,331	$1,167
Working Capital	$19,588	$19,526

As of August 31, 2019, we had a working capital of $19,588 compared to a working capital of $19,526 as of August 31, 2018. As of August 31, 2019, we had current assets of $25,919 (August 31, 2018 - $20,693) and current liabilities of $6,331 (August 31, 2018 - $1,167). The increase in working capital is primarily from the proceeds from share issuances.

Cash Flow

We fund our operations with cash generated from sales, capital contributions, debt, and issuances of common stock.

The following table presents our cash flow for the periods ended August 31, 2019 and August 31, 2018:

	Year Ended	July 2, 2018 (Inception) to
	August 31, 2019	August 31, 2018
Cash used in operating activities	$(24,320)	$(4,595)
Cash provided by financing activities	31,000	20,000
Net Change in Cash for period	$6,680	$15,405

Cash Flows from Operating Activities

For the year ended August 31, 2019, net cash used in operating activities was $24,320 compared to $4,595 used during the period ended August 31, 2018. For the year ended August 31, 2019 we had a net loss of $30,938, which was reduced by a change in working capital of $6,618. For the period ended August 31, 2018, we had a net loss of $1,040, which was increased by a change in working capital of $3,555.

Cash Flows from Financing Activities

For the year ended August 31, 2019 and the period ended August 31, 2018, we received $31,000 and $20,000, respectively, from financing activities. During the year ended August 31, 2019, we received $31,000 from the issuance of 3,100,000 shares of common stock to investors. During the period ended August 31, 2018, we received $20,000 from the issuance of 10,000,000 shares of common stock to our officers and directors.

Contractual Obligations

As a “smaller reporting company,” we are not required to provide tabular disclosure obligations.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to stockholders.

Critical Accounting Policies

We prepare our financial statements in conformity with Generally Accepted Accounting Principles (“GAAP”) of the United States, which requires management to make certain estimates and apply judgments. We base our estimates and judgments on historical experience, current trends and other factors that management believes to be important at the time the financial statements are prepared. On a regular basis, we review our accounting policies and how they are applied and disclosed in our financial statements.

While we believe that the historical experience, current trends and other factors considered support the preparation of our financial statements in conformity with GAAP, actual results could differ from our estimates and such differences could be material.

Inventory

All inventory is finished goods. Inventories are stated at the lower of cost or net realizable value. Our company utilizes first-in first-out for inventory items held. We periodically review inventories for obsolescence and any inventories identified as obsolete are written down. Although we believe that the assumptions used to estimate inventory write-downs are reasonable, future changes in these assumptions could provide a significantly different result. No inventory markdown was recorded during the year ended August 31, 2019 or the period ended August 31, 2018.

Revenue recognition

Revenue is earned from the re-selling of new and used sports equipment. The Company applies the following five steps in order to determine the appropriate amount of revenue to be recognized as it fulfills its obligations pursuant to each of its equipment sales transactions:

•	identify the contract with a customer;
•	identify the performance obligations in the contract;
•	determine the transaction price;
•	allocate the transaction price to performance obligations in the contract; and
•	recognize revenue as the performance obligation is satisfied.

The Company operates as an on-line only retailer and utilizes E-Bay as its prime marketing channel. The Company currently relies on E-bay, a third-party marketplace, to facilitate its sales. Such reliance on any third-party platform to generate revenues carries with it certain risks, including but not necessarily limited to: the Company could violate the terms of service and lose its selling privileges, or the sites themselves could experience technical issues and/or fail. The Company always strives to abide by the policies of any third-party platform and endeavors to provide superior customer service.

Typical sales transactions are usually fulfilled within twenty-four hours of completing the transaction online. Contracts stating the transaction price and our performance obligation to deliver the ordered products are deemed to be entered into on E-Bay at the time the customer submits payment, which is conducted through the PayPal payment platform. Due to the instantaneous nature of a customer submitting an order online at a stated price and the same (or next)-day shipment of product, the Company does not anticipate that variable consideration or contract assets or liabilities will arise in the normal course of business.

Revenues are recognized based on the sales contract price, net of sales taxes, when control of the promised goods are transferred to a customer, in an amount that reflects the consideration that the Company expects to receive in exchange for those goods. Our contracted prices primarily include cost of inventory, shipping and handling, E-bay commission fee and our margin, which varies depending on each item. We may provide incentives to our customers from time-to-time, including discounts, coupons and rewards, which are treated as a reduction in revenue. The Company does not accept returns and clearly indicates this in our listings. However, if a customer receives an item that is not as described in the E-Bay listing, we must follow the E-Bay money-back guarantee policy which obligates us to issue a full refund within three (3) business days. We do not provide an estimate for returns as we do not anticipate any returns in the normal course of business.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

Smaller reporting companies are not required to provide the information required by this item.

Item 8. Financial Statements and Supplementary Data.

The consolidated financial statements and Report of Independent Registered Public Accounting Firm are listed in the “Index to Consolidated Financial Statements” on page F-1 and included on pages F-2 through F-11.

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

None.

Item 9A. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act that are designed to ensure that information required to be disclosed by us in reports that we file under the Exchange Act is recorded, processed, summarized and reported as specified in the SEC’s rules and forms and that such information required to be disclosed by us in reports that we file under the Exchange Act is accumulated and communicated to our management, including our Treasurer, Mrs. Whitesides and Mr. Conte, our Chief Executive Officer and Chief Financial Officer , to allow timely decisions regarding required disclosure. Management, with the participation of our Chief Executive Officer and Chief Financial Officer, performed an evaluation of the effectiveness of our disclosure controls and procedures as of August 31, 2019. Based on that evaluation, our management, including our Chief Executive Officer and Chief Financial Officer, concluded that our disclosure controls and procedures were not effective as of August 31, 2019 due to the material weaknesses and significant deficiencies discussed below.

Management’s Annual Report on Internal Control over Financial Reporting

Management is responsible for the preparation of our financial statements and related information. Management uses its best judgment to ensure that the financial statements present fairly, in material respects, our financial position and results of operations in conformity with generally accepted accounting principles.

Management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in the Exchange Act. These internal controls are designed to provide reasonable assurance that the reported financial information is presented fairly, that disclosures are adequate and that the judgments inherent in the preparation of financial statements are reasonable. There are inherent limitations in the effectiveness of any system of internal controls including the possibility of human error and overriding of controls. Consequently, an ineffective internal control system can only provide reasonable, not absolute, assurance with respect to reporting financial information.

Our internal control over financial reporting includes policies and procedures that: (i) pertain to maintaining records that, in reasonable detail, accurately and fairly reflect our transactions; (ii) provide reasonable assurance that transactions are recorded as necessary for preparation of our financial statements in accordance with generally accepted accounting principles and that the receipts and expenditures of company assets are made in accordance with our management and directors authorization; and (iii) provide reasonable assurance regarding the prevention of or timely detection of unauthorized acquisition, use or disposition of assets that could have a material effect on our financial statements.

Under the supervision of management, including our Chief Executive Officer and our Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and subsequent guidance prepared by the Commission specifically for smaller public companies as of August 31, 2019. Based on that evaluation, our management concluded that our internal control over financial reporting was not effective as of August 31, 2019 because it identified the following material weakness and significant deficiencies:

•

Material Weakness - The Company did not maintain effective controls over certain aspects of the financial reporting process because we lacked a sufficient complement of personnel with a level of accounting expertise and an adequate supervisory review structure that is commensurate with our financial reporting requirements.

•	Significant Deficiencies - Inadequate segregation of duties.

A material weakness is a deficiency or a combination of deficiencies in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of the annual or interim consolidated financial statements will not be prevented or detected on a timely basis.

We expect to be materially dependent upon third parties to provide us with accounting consulting services for the foreseeable future which we believe mitigates the impact of the material weaknesses discussed above. Until such time as we have a chief financial officer with the requisite expertise in U.S. GAAP and establish an audit committee and implement internal controls and procedures, there are no assurances that the material weaknesses and significant deficiencies in our disclosure controls and procedures will not result in errors in our financial statements which could lead to a restatement of those financial statements.

Our management, including our Chief Executive Officer and Chief Financial Officer, does not expect that our disclosure controls and procedures or our internal controls will prevent all error and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints and the benefits of controls must be considered relative to their costs. Due to the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within our company have been detected.

This annual report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the company’s registered public accounting firm pursuant to SEC rules that permit us to provide only management’s report on internal control over financial reporting in this annual report on Form 10-K.

Changes in Internal Controls over Financial Reporting

There have been no changes in our internal control over financial reporting during the quarter ended August 31, 2019 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information.

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

Executive Officers and Directors

The following table sets forth the name, age and position of each of our executive officers and directors as of the date of this Prospectus.

Name	Age	Position
Timothy Conte	73	President, Chief Executive Officer, Chief Financial Officer and Director
Jennifer Whitesides	37	Secretary, Treasurer and Director

Each director serves for a term of one year or until their successor is duly elected and qualified. Our executive officers are appointed by our board of directors. There are no family relationships between our current directors and officers.

Background of Executive Officers and Directors

The following is a brief summary of the background of each of our executive officers and directors:

Timothy Conte - Mr. Conte has a diverse background of experience. He graduated in 1967 from Bucks County Community College with a degree in business. In 1969, he completed a BS business and marketing degree from Rider University, and in 1977, he completed a business and education master’s degree from New Jersey College. In the intervening years between 1969 and 1976, Mr. Conte was a General Manager for Amaco. From 1978 until 1984, Mr, Conte owned and operated his own Auto Damage Appraising company. In 1985, Mr. Conte began teaching, and worked in the Charlotte County School Board (Florida) until his retirement in 2016. Mr. Conte specialized in teaching business and math. Mr. Conte was also active in athletics at the school board, helping to coach both the men’s golf and tennis teams.

Our board of directors believes that Mr. Conte is qualified to serve as a member of our board of directors because of the perspective and experience he brings in business management and from his athletic expertise.

Jennifer Whitesides - Mrs. Whitesides graduated with a bachelor’s degree in psychology from BYU in 2003, and in 2015, achieved a master’s degree in social work from Ohio State University. Mrs. Whitesides worked for Columbus Ohio Social Services from 2005 - 2007, and from 2007 - 2010 worked at LDS Social Services. In 2012, Mrs. Whitesides, became Vice President of Marketing and Operations at Whitesides Orthodontics, a local business run by her husband Dr. Joseph Whitesides. Mrs. Whitesides is engaged in the community and assists in the coaching of young tennis players/prospects. Mrs. Whitesides works with local professionals to help youngsters develop the proper psychological mindset or mental approach to tennis and golf.

Our board of directors believes that Ms. Whitesides is qualified to serve as a member of our board of directors because of the perspective and experience she brings in the sports community.

Code of Ethics

We have not adopted a formal Code of Ethics. Our board of directors evaluated the business of our company and the number of employees and determined that since the business is operated by a small number of persons, general rules of fiduciary duty and federal and state criminal, business conduct and securities laws are adequate ethical guidelines. In the event our operations, employees and/or our directors expand in the future, we may take actions to adopt a formal Code of Ethics.

Board of Directors, Committees and Director Independence

Our board of directors currently consists of two members. Neither of our directors is considered to be an independent director because they each serve our company as an executive officer. We have not established any committees of our board of directors, nor are either of our directors “audit committee financial experts” within the meaning of the rules of the SEC.

Committees of the Board

Our company does not have a nominating, compensation, or audit committee, or committees performing similar functions nor does our company have a written nominating, compensation or audit committee charter. Our directors believe that it is not necessary to have such committees at this time because our directors can adequately perform the functions of such committees.

Audit Committee Financial Expert

Our board of directors has determined that we do not have a board member that qualifies as an “audit committee financial expert” as defined in Item 407(D)(5) of Regulation S-K, nor do we have a board member that qualifies as “independent” as that term is used in Item 7(d)(3)(iv)(B) of Schedule 14A under the Exchange Act, and as defined by Rule 4200(a)(14) of the FINRA Rules.

Involvement in Certain Legal Proceedings

Our directors and executive officers have not been involved in any of the following events during the past ten years:

1.	bankruptcy petition filed by or against any business of which such person was a general partner or executive officer either at the time of the bankruptcy or within two years prior to that time;

2.	any conviction in a criminal proceeding or being subject to a pending criminal proceeding (excluding traffic violations and other minor offenses);

3.

being subject to any order, judgment, or decree, not subsequently reversed, suspended or vacated of any court of competent jurisdiction, permanently or temporarily enjoining, barring, suspending or otherwise limiting his/her involvement in any type of business, securities or banking activities;

4.

being found by a court of competent jurisdiction (in a civil action), the Commission or the Commodity Futures Trading Commission to have violated a federal or state securities or commodities law, and the judgment has not been reversed suspended, or vacated;

5.

such person was found by a court of competent jurisdiction in a civil action or by the Commission to have violated any Federal or State securities law, and the judgment in such civil action or finding by the Commission has not been subsequently reversed, suspended or vacated;

6.

such person was found by a court of competent jurisdiction in a civil action or by the Commodity Futures Trading Commission to have violated any Federal commodities law, and the judgment in such civil action or finding by the Commodity Futures Trading Commission has not been subsequently reversed, suspended or vacated;

7.

such person was the subject of, or a party to, any Federal or State judicial or administrative order, judgment, decree, or finding, not subsequently reversed, suspended or vacated, relating to an alleged violation of: (i) any Federal or State securities or commodities law or regulation; or (ii) any law or regulation respecting financial institutions or insurance companies including, but not limited to, a temporary or permanent injunction, order of disgorgement or restitution, civil money penalty or temporary or permanent cease-and-desist order, or removal or prohibition order; or (iii) any law or regulation prohibiting mail or wire fraud or fraud in connection with any business entity; or

8.

such person was the subject of, or a party to, any sanction or order, not subsequently reversed, suspended or vacated, of any self-regulatory organization (as defined in Section 3(a)(26) of the Exchange Act (15 U.S.C. 78c(a)(26)), any registered entity (as defined in Section 1(a)(29) of the Commodity Exchange Act (7 U.S.C. 1(a)(29)), or any equivalent exchange, association, entity or organization that has disciplinary authority over its members or persons associated with a member.

Item 11. Executive Compensation.

Summary Compensation Table

The table below summarizes all compensation awarded to, earned by, or paid to our named executive officers for all services rendered in all capacities to us for the fiscal year ended August 31, 2019 and the period ended August 31, 2018.

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Timothy Conte	2019	-	-	-	-	-	-	-	-
President, CEO, CFO and Director	2018	-	-	-	-	-	-	-	-

Jennifer Whitesides	2019	-	-	-	-	-	-	-	-
Secretary, Treasurer and Director	2018	-	-	-	-	-	-	-	-

Our board of directors determines the compensation given to our executive officers in their sole determination. Our board of directors reserves the right to pay our executive or any future executives a salary, and/or issue them our common shares issued in consideration for services rendered and//or to award incentive bonuses which are linked to our performance, as well as to the individual executive officer’s performance. This may also include long-term stock-based compensation to certain executives, which is intended to align the performance of our executives with our long-term business strategies. Additionally, while our board of directors has not granted any performance-based stock options to date, our board of directors reserves the right to grant such options in the future, if our board, in its sole determination believes such grants would be in the best interest of our company.

Employment Agreements

We do not have any employment or consulting agreement with any directors or officers.

Stock Options

We have not granted any stock options to our executive officers since inception.

Director Compensation

Our board of directors does not currently receive any consideration for their services as members of our board of directors. Our board of directors reserves the right in the future to award the members of our board of directors cash and/or stock based consideration for their services to our company, which awards, if granted shall be in the sole determination of our board of directors.

Retirement Plans

Our company currently maintains no plans for its executive officers or employees that provide for payments or other benefits at, following or in connection with retirement.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table sets forth certain information regarding beneficial ownership of our common stock as of November 27, 2019 (a) by each person known by us to own beneficially 5% or more of our common stock, (b) by each of our named executive officers and each of our directors and (c) by all executive officers and directors of the Company as a group. As of November 27, 2019, there were 13,100,000 shares of our common stock issued and outstanding. Unless otherwise noted, we believe that all persons named in the table have sole voting and investment power with respect to all the shares beneficially owned by them.

Name and Address of Beneficial Owner	Common Shares Beneficially Owned	Percentage of Common Shares Beneficially Owned
Timothy Conte 25188 Mario Ave, Unit 108 Punta Gorda, FL 33950	5,000,000 shares of common stock	38.17%
Jennifer Whitesides 25188 Mario Ave, Unit 108 Punta Gorda, FL 33950	5,000,000 shares of common stock	38.17%
Directors and Executive Officers as a Group	10,000,000 shares of common stock	76.34%

Item 13. Certain Relationships and Related Transactions, and Director Independence.

The Company does not own or lease property or lease office space. The office space used by the Company was arranged by the officer of the Company to use at no charge.

There have been no additional transactions since the beginning of the Company’s last fiscal year, nor any proposed transactions, in which the Company was or is to be a participant that are required to be disclosed under Item 404 of Regulation S-K.

Item 14. Principal Accounting Fees and Services.

The following table shows the fees that were billed for the audit and other services provided by our independent auditors for the fiscal years ended August 31, 2019 and 2018, respectively.

	2019	2018

Audit Fees	$9,350	$-
Audit-Related Fees	-	-
Tax Fees	-	-
All Other Fees	-	-
Total	$9,350	$-

Audit Fees — This category includes the audit of our annual financial statements, review of financial statements included in our Quarterly Reports on Form 10-Q and services that are normally provided by the independent registered public accounting firm in connection with engagements for those fiscal years. This category also includes advice on audit and accounting matters that arose during, or as a result of, the audit or the review of interim financial statements.

Audit-Related Fees — This category consists of assurance and related services by the independent registered public accounting firm that are reasonably related to the performance of the audit or review of our financial statements and are not reported above under “Audit Fees.” The services for the fees that would normally be disclosed under this category include consultation regarding our correspondence with the SEC and other accounting consulting.

Tax Fees — This category consists of professional services rendered by our independent registered public accounting firm for tax compliance, tax advice and tax planning. The services for the fees that would normally be disclosed under this category include tax return preparation and technical tax advice.

All Other Fees — This category consists of fees for other miscellaneous items.

Audit Committee Pre-Approval of Audit and Permissible Non-Audit Services of Independent Auditors

Given the small size of our Board as well as the limited activities of our Company, our Board acts as our Audit Committee. Our Board pre-approves all audit and permissible non-audit services. These services may include audit services, audit-related services, tax services, and other services. Our Board approves these services on a case-by-case basis.

PART IV

Item 15. Exhibits, Financial Statement Schedules.

The following exhibits are filed herewith or incorporated by reference to exhibits previously filed with the SEC.

Exhibit		Incorporated by Reference
Number	Exhibit Description	Form	Exhibit	Filing Date
3.1	Articles of Incorporation, effective as of July 2, 2018.	S-1	3.1	9/30/2019
3.2	Bylaws of the Registrant, effective as of July 2, 2018.	S-1	3.2	9/30/2019
31.1*	Rule 13a-14(a) / 15d-14(a) Certifications of Chief Executive Officer and Chief Financial Officer.
32.1**	Section 1350 Certifications of Chief Executive Officer and Chief Financial Officer.
101.INS*	XBRL Instance Document
101.SCH*	XBRL Schema Document
101.CAL*	XBRL Calculation Linkbase Document
101.DEF*	XBRL Definition Linkbase Document
101.LAB*	XBRL Label Linkbase Document
101.PRE*	XBRL Presentation Linkbase Document

___________

*	Filed herewith
**	Furnished herewith

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Pacific Sports Exchange Inc.
(Registrant)

Dated: November 27, 2019	/s/ Timothy Conte
Timothy Conte
Chief Executive Officer, President, Chief Financial Officer and Director

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Dated: November 27, 2019	/s/ Timothy Conte
Timothy Conte
Chief Executive Officer, President, Chief Financial Officer and Director
(principal executive officer, and principal financial officer)

Dated: November 27, 2019	/s/ Jennifer Whitesides
Jennifer Whitesides
Secretary, Treasurer and Director
(principal accounting officer)

INDEX TO AUDITED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEAR ENDED AUGUST 31, 2019 AND PERIOD ENDED AUGUTST 31, 2018

PACIFIC SPORTS EXCHANGE INC.

AUDITED FINANCIAL STATEMENTS

For the Year Ended August 31, 2019

Pinnacle Accountancy Group of Utah

(a DBA of Heaton & Co., PLLC)

1438 N. Hwy 89, Ste. 120

Farmington, UT 84025

Ph. 801-447-9572

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders

Pacific Sports Exchange Inc.

Punta Gorda, Florida

Opinion on the Financial Statements

We have audited the accompanying balance sheets of Pacific Sports Exchange Inc. (the Company) as of August 31, 2019 and 2018, and the related statements of operations, stockholders’ equity, and cash flows for the year ended August 31, 2019 and the period of July 2, 2018 (Inception) to August 31, 2018, and the related notes (collectively referred to as the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of August 31, 2019 and 2018, and the results of its operations and its cash flows for the periods then ended, in conformity with accounting principles generally accepted in the United States of America.

Consideration of the Company’s Ability to Continue as a Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. The Company has suffered recurring losses and has minimal operations which raise substantial doubt about its ability to continue as a going concern. Management’s plans in regard to these matters are described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audit, we are required to obtain an understanding of internal control over financial reporting, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ Pinnacle Accountancy Group of Utah

We have served as the Company’s auditor since 2018.

Pinnacle Accountancy Group of Utah

Farmington, Utah

November 27, 2019

PACIFIC SPORTS EXCHANGE INC.

Balance Sheets

	As of
	August 31,
	2019	2018
ASSETS
Current Assets
Cash and cash equivalents	$22,085	$15,405
Inventory	3,834	5,288
Total Current Assets	25,919	20,693
TOTAL ASSETS	$25,919	$20,693

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities
Accounts payable and accrued liabilities	$6,331	$1,167
Total Current Liabilities	6,331	1,167

Stockholders’ Equity
Common stock: 220,000,000 shares authorized; $0.001 par value 13,100,000 and 10,000,000 shares issued and outstanding, respectively	13,100	10,000
Additional paid-in capital	38,466	10,566
Accumulated deficit	(31,978)	(1,040)
Total Stockholders’ Equity	19,588	19,526

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$25,919	$20,693

The accompanying notes are an integral part of these audited financial statements

PACIFIC SPORTS EXCHANGE INC.

Statements of Operations

	Year Ended	July 2, 2018 (Inception) to
	August 31,	August 31,
	2019	2018

Revenues	$7,438	$2,602
Cost of goods sold	(6,413)	(2,148)
Gross Profit	1,025	454

Operating Expenses
General and administrative	5,613	546
Professional fees	26,350	948
Total operating expenses	31,963	1,494

Operating loss	(30,938)	(1,040)

Net loss before income taxes	(30,938)	(1,040)

Provision for income taxes	-	-

Net loss	$(30,938)	$(1,040)

Basic and Diluted Loss per Common Share	$(0.00)	$(0.00)
Basic and Diluted Weighted Average Common Shares Outstanding	11,996,438	10,000,000

The accompanying notes are an integral part of these audited financial statements

PACIFIC SPORTS EXCHANGE INC.

Statement of Changes in Stockholders’ Equity

For the period of July 2, 2018 (Inception) to August 31, 2019

			Additional
	Common Stock		Paid in	Accumulated
	Shares	Amount	Capital	Deficit	Total

Balance - July 2, 2018 (inception)	-	$-	$-	$-	$-

Common shares issued to founders	10,000,000	10,000	10,000	-	20,000
Contribution of inventory by shareholder	-	-	566	-	566
Net loss	-	-	-	(1,040)	(1,040)

Balance - August 31, 2018	10,000,000	10,000	10,566	(1,040)	19,526

Common shares issued	3,100,000	3,100	27,900	-	31,000
Net loss	-	-	-	(30,938)	(30,938)
Balance - August 31, 2019	13,100,000	$13,100	$38,466	$(31,978)	$19,588

The accompanying notes are an integral part of these audited financial statements

PACIFIC SPORTS EXCHANGE INC.

Statements of Cash Flows

	Year Ended	July 2, 2018 (Inception) to
	August 31,	August 31,
	2019	2018

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(30,938)	$(1,040)
Changes in current assets and liabilities:
Inventory	1,454	(4,722)
Accounts payable and accrued liabilities	5,164	1,167
Net cash used in operating activities	(24,320)	(4,595)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from sale of common stock	31,000	20,000
Net cash provided by financing activities	31,000	20,000

Net change in cash for the period	6,680	15,405
Cash at beginning of period	15,405	-
Cash at end of period	$22,085	$15,405

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid for income taxes	$-	$-
Cash paid for interest	$-	$-

NON-CASH INVESTING AND FINANCING ACTIVITIES
Inventory contribution by related party	$-	$566

The accompanying notes are an integral part of these audited financial statements

PACIFIC SPORTS EXCHANGE INC.

NOTES TO THE AUDITED FINANCIAL STATEMENTS

August 31, 2019 and 2018

NOTE 1 – ORGANIZATION, DESCRIPTION OF BUSINESS AND GOING CONCERN

Pacific Sports Exchange Inc., (“Pacific Sports Exchange,” “the Company,” “we” or “us”) was incorporated in the state of Delaware on July 2, 2018. It is based in Punta Gorda, Florida. The accounting and reporting policies of the Company conform to accounting principles generally accepted in the United States of America, and the Company’s fiscal year end is August 31.

The Company operates as a sports equipment vendor, specializing in tennis and golf. The Company sources high-value new and used equipment and sells it on-line. The target market is an avid domestic or international customer that is serious about his/her golf or tennis game and will return to the Company for future purchases.

To date, the Company’s activities have been limited to generating revenue via ebay.com, as well as developing initial business contacts and services.

Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the realization of assets and the liquidation of liabilities in the normal course of business. As of August 31, 2019, the Company has an accumulated deficit and has earned nominal revenues.

The ability of the Company to obtain profitability is dependent upon, among other things, obtaining additional financing to continue operations, and development of its business plan. In response to these problems, management intends to raise additional operating funds through equity and/or debt offerings. However, there can be no assurance management will be successful in its endeavors.

There are no assurances that the Company will be able to either (1) achieve a level of revenues adequate to generate sufficient cash flow from operations; or (2) obtain additional financing through either private placement, public offerings and/or bank financing necessary to support its working capital requirements. To the extent that funds generated from operations and any private placements, public offerings and/or bank financing are insufficient, the Company will have to raise additional working capital. No assurance can be given that additional financing will be available, or if available, will be on terms acceptable to the Company. If adequate working capital is not available to the Company, it may be required to curtail or cease its operations.

These factors, among others, raise substantial doubt about the Company’s ability to continue as a going concern. The accompanying financial statements do not include any adjustments that might result from the outcome of this uncertainty.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The financial statements and related disclosures have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). The financial statements have been prepared using the accrual basis of accounting in accordance with Generally Accepted Accounting Principles (“GAAP”) of the United States.

Use of Estimates and Assumptions

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements. The estimates and judgments will also affect the reported amounts for certain revenues and expenses during the reporting period. Actual results could differ from these good faith estimates and judgments.

Cash and Cash Equivalents

Cash and cash equivalents include cash in banks, money market funds, and certificates of term deposits with maturities of less than three months from inception, which are readily convertible to known amounts of cash and which, in the opinion of management, are subject to an insignificant risk of loss in value. The Company had $22,085 and $15,405 in cash and cash equivalents as of August 31, 2019 and 2018, respectively.

Accounts Receivable and Allowance for Uncollectible Accounts

Trade accounts receivable are recorded at the invoiced amount and do not bear interest. The allowance for doubtful accounts is the Company’s best estimate of the amount of probable credit losses in its existing accounts receivable. The Company maintains allowances for doubtful accounts for estimated losses resulting from the inability of its customers to make required payments for services. Accounts with known financial issues are first reviewed and specific estimates are recorded. The remaining accounts receivable balances are then grouped in categories by the number of days the balance is past due, and the estimated loss is calculated as a percentage of the total category based upon past history. Account balances are charged against the allowance when it is probable that the receivable will not be recovered. The Company had no accounts receivable or allowance for doubtful accounts at August 31, 2019 or 2018.

Inventory

The Company’s inventory consists of tennis and golf equipment. All inventory is finished goods. Inventories are stated at the lower of cost or net realizable value. Inventory is stored on-site at the Florida office of the Company. Our company utilizes first-in first-out for inventory items held. We periodically review inventories for obsolescence and any inventories identified as obsolete are written down. Although we believe that the assumptions we use to estimate inventory write-downs are reasonable, future changes in these assumptions could provide a significantly different result. No inventory markdown was recorded during the year ended August 31, 2019 or the period ended August 31, 2018.

Revenue Recognition

Revenue is earned from the re-selling of new and used sports equipment. The Company applies the following five steps in order to determine the appropriate amount of revenue to be recognized as it fulfills its obligations pursuant to each of its equipment sales transactions:

•	identify the contract with a customer;
•	identify the performance obligations in the contract;
•	determine the transaction price;
•	allocate the transaction price to performance obligations in the contract; and
•	recognize revenue as the performance obligation is satisfied.

The Company operates as an on-line only retailer and utilizes E-Bay as its prime marketing channel. The Company currently relies on E-bay, a third-party marketplace, to facilitate its sales. Such reliance on any third-party platform to generate revenues carries with it certain risks, including but not necessarily limited to: the Company could violate the terms of service and lose its selling privileges, or the sites themselves could experience technical issues and/or fail. The Company always strives to abide by the policies of any third-party platform and endeavors to provide superior customer service.

Typical sales transactions are usually fulfilled within twenty-four hours of completing the transaction online. Contracts stating the transaction price and our performance obligation to deliver the ordered products are deemed to be entered into on E-Bay at the time the customer submits payment, which is conducted through the PayPal payment platform. Due to the instantaneous nature of a customer submitting an order online at a stated price and the same (or next) business day shipment of product, the Company does not anticipate that variable consideration or contract assets or liabilities will arise in the normal course of business.

Revenues are recognized based on the sales contract price, net of sales taxes, when control of the promised goods are transferred to a customer, in an amount that reflects the consideration that the Company expects to receive in exchange for those goods. Our contracted prices primarily include cost of inventory, shipping and handling, E-bay commission fee and our margin, which varies depending on each item. We may provide incentives to our customers from time-to-time, including discounts, coupons and rewards, which are treated as a reduction in revenue. The Company does not accept returns and clearly indicates this in our listings. However, if a customer receives an item that is not as described in the E-Bay listing, we must follow the E-Bay money-back guarantee policy which obligates us to issue a full refund within three (3) business days. We do not provide an estimate for returns as we do not anticipate any returns in the normal course of business.

Cost of Goods Sold

Cost of goods sold includes the following expenses; inventory costs and expenses related to ebay.com fees, repair and shipping services.

Net Loss Per Share of Common Stock

The Company has adopted ASC Topic 260, ”Earnings per Share,” (“EPS”) which requires presentation of basic EPS on the face of the income statement for all entities with complex capital structures and requires a reconciliation of the numerator and denominator of the basic EPS computation. In the accompanying financial statements, basic earnings (loss) per share is computed by dividing net loss by the weighted average number of shares of common stock outstanding during the period. Potentially dilutive securities (such as warrants, options, convertible preferred stock, and convertible debt) are excluded from the computation of dilutive earnings (loss) per share when their effect would be anti-dilutive. The Company has no potentially dilutive securities currently issued and outstanding.

Concentrations of Credit Risk

The Company’s financial instruments that are exposed to concentrations of credit risk primarily consist of its cash and cash equivalents and related party payables that it will likely incur in the near future. The Company places its cash and cash equivalents with financial institutions of high credit worthiness. At times, its cash and cash equivalents with a particular financial institution may exceed any applicable government insurance limits. The Company’s management plans to assess the financial strength and credit worthiness of any parties to which it extends funds, and as such, it believes that any associated credit risk exposures are limited.

Related Parties

The Company follows ASC 850, “Related Party Disclosures,” for the identification of related parties and disclosure of related party transactions.

Financial Instruments and Fair Value Measurements

The Company follows ASC 820, “Fair Value Measurements and Disclosures,” which defines fair value as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date.

Fair value estimates discussed herein are based upon certain market assumptions and pertinent information available to management as of August 31, 2019 and 2018. The carrying values of our financial instruments, including, cash and cash equivalents, prepaid expenses, and accounts payable, approximate their fair values due to the short-term maturities of these financial instruments.

Income Taxes

The Company uses the liability method of accounting for income taxes. Under the liability method, deferred tax assets and liabilities are determined based on differences between financial reporting and the tax basis of assets, liabilities, the carry forward of operating losses and tax credits, and are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse. An allowance against deferred tax assets is recorded when it is more likely than not that such tax benefits will not be realized.

Concentrations

During the year ended August 31, 2019 and period ended August 31, 2018, revenue was comprised of one sales channel (ebay.com) over the Internet to unrelated third parties. These sales represented 100% of the revenues of the Company for the year ended August 31, 2019 and the period ended August 31, 2018.

Recent Accounting Pronouncements

The Company adopts new pronouncements relating to generally accepted accounting principles applicable to the Company as they are issued, which may be in advance of their effective date. Management does not believe that any recently issued, but not yet effective accounting standards, if currently adopted, would have a material effect on the accompanying financial statements.

NOTE 3 - EQUITY

Common Stock

The Company has authorized 220,000,000 common shares with a par value of $0.001 per share. Each common share entitles the holder to one vote, in person or proxy, on any matter on which action of the stockholders of the corporation is sought.

On July 2, 2018 (inception), the Company issued to officers and directors 10,000,000 shares of common stock for $20,000.

During the year ended August 31, 2019, the Company issued to fourteen (14) unrelated investors, 3,100,000 shares of common stock for $31,000.

As of August 31, 2019 and August 31, 2018, the Company had 13,100,000 and 10,000,000 common shares issued and outstanding, respectively.

NOTE 4 - RELATED PARTY TRANSACTIONS

During the period ended August 31, 2018, the President of the Company made a contribution into inventory an asset with a cost of $566.

The Company does not own or lease property or lease office space. The office space used by the Company was arranged by the founder of the Company to use at no charge.

The Company does not have employment contracts with its sole key employee, the controlling shareholder, who is an officer and director of the Company.

NOTE 5 – PROVISION FOR INCOME TAXES

The Company provides for income taxes under ASC 740, ”Income Taxes.” Under the asset and liability method of ASC 740, deferred tax assets and liabilities are recorded based on the differences between the financial statement and tax basis of assets and liabilities and the tax rates in effect when these differences are expected to reverse. A valuation allowance is provided for certain deferred tax assets if it is more likely than not that the Company will not realize tax assets through future operations.

The provision for income taxes differs from the amounts which would be provided by applying the statutory federal income tax rate of 21% to the net loss before provision for income taxes for the following reasons:

	August 31,	August 31,
	2019	2018
Income tax expense at statutory rate	$6,497	$218
Valuation allowance	(6,497)	(218)
Income tax expense per books	$-	$-

Net deferred tax assets consist of the following components as of:

	August 31,	August 31,
	2019	2018
NOL Carryover	$6,715	$218
Valuation allowance	(6,715)	(218)
Net deferred tax asset	$-	$-

As of August 31, 2019, the Company had approximately $31,978 of net operating losses (“NOL”) carried forward to offset taxable income in future years which expire commencing in fiscal 2038. NOLs generated in tax years prior to August 31, 2018, can be carryforward for twenty years and NOLs generated after August 31, 2018 can be carryforward indefinitely. NOL carry forwards may be subject to an annual limitation due to ownership change limitations that may have occurred or that could occur in the future, as required by Section 382 of the Internal Revenue Code of 1986, as amended (the “Code”). These ownership changes may limit the amount of the NOL carry forwards that can be utilized annually to offset future taxable income and tax, respectively. In general, an “ownership change” as defined by Section 382 of the Code results from a transaction or series of transactions over a three-year period resulting in an ownership change of more than 50 percentage points of the outstanding stock of a company by certain stockholders.

Tax returns for the years ended 2018 and 2019 are subject to review by the tax authorities. The Company has no liabilities related to uncertain tax positions or unrecognized benefits as of the year ended August 31, 2019. The Company has not accrued for interest or penalties associated with unrecognized tax liabilities.

NOTE 6 – SUBSEQUENT EVENTS

Subsequent to August 31, 2019, and through the date these financial statements were issued, the Company did not have any events to report.

