Form 10-Q
period 2019-11-30
Pacific Sports Exchange Inc.
filed 2020-01-21
CIK 1765651

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)
[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended November 30, 2019

or

[ ]	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________ to __________

Commission File Number 333-230690

PACIFIC SPORTS EXCHANGE INC.
(Exact name of registrant as specified in its charter)

Nevada	83-1189007
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

25188 Marion Ave., Unit B108, Punta Gorda, Florida	33950
(Address of principal executive offices)	(Zip Code)

(877) 571-5562
(Registrant’s telephone number, including area code)

N/A
(Former name, former address and former fiscal year, if changed since last report)
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
None	None	None

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

		[X]	Yes	[ ]	No

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).

		[X]	Yes	[ ]	No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	[ ]	Accelerated filer			[ ]
Non-accelerated filer	[X]	Smaller reporting company			[X]
		Emerging growth company			[X]

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. [ ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)
		[ ]	Yes	[X]	No

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

13,100,000 common shares issued and outstanding as of January 20, 2020.

3

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

PACIFIC SPORTS EXCHANGE INC.

INTERIM CONDENSED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED NOVEMBER 30, 2019

(Unaudited)

PACIFIC SPORTS EXCHANGE INC.
Balance Sheets
(Unaudited)

	As of	As of
	November 30,	August 31,
	2019	2019
ASSETS
Current Assets
Cash and cash equivalents	$7,183	$22,085
Inventory	3,064	3,834
Total Current Assets	10,247	25,919
TOTAL ASSETS	$10,247	$25,919

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities
Accounts payable and accrued liabilities	$9,959	$6,331
Total Current Liabilities	9,959	6,331

Stockholders’ Equity
Common stock: 220,000,000 shares authorized; $0.001 par value
13,100,000 shares issued and outstanding	13,100	13,100
Additional paid-in capital	38,466	38,466
Accumulated deficit	(51,278)	(31,978)
Total Stockholders’ Equity	288	19,588

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$10,247	$25,919

The accompanying notes are an integral part of these unaudited condensed financial statements.

PACIFIC SPORTS EXCHANGE INC.

Statements of Operations

(Unaudited)

	Three Months Ended November 30,
	2019	2018

Revenues	$1,227	$2,581
Cost of goods sold	(1,137)	(2,079)
Gross Profit	90	502

Operating Expenses
General and administrative	555	2,419
Professional fees	18,835	5,510
Total operating expenses	19,390	7,929

Operating loss	(19,300)	(7,427)

Net loss before income taxes	(19,300)	(7,427)

Provision for income taxes	—	—

Net loss	$(19,300)	$(7,427)

Basic and Diluted Loss per Common Share	$(0.00)	$(0.00)
Basic and Diluted Weighted Average Common Shares Outstanding	13,100,000	10,000,000

The accompanying notes are an integral part of these unaudited condensed financial statements.

PACIFIC SPORTS EXCHANGE INC.

Statement of Changes in Stockholders’ Equity

(Unaudited)

For the Three Months Ended November 30, 2019

			Additional
	Common Stock		Paid in	Accumulated
	Shares	Amount	Capital	Deficit	Total

Balance - August 31, 2019	13,100,000	$13,100	$38,466	$(31,978)	$19,588

Net loss	—	—	—	(19,300)	(19,300)
Balance - November 30, 2019	13,100,000	$13,100	$38,466	$(51,278)	$288

For the Three Months Ended November 30, 2018

			Additional
	Common Stock		Paid in	Accumulated
	Shares	Amount	Capital	Deficit	Total

Balance - August 31, 2018	10,000,000	$10,000	$10,566	$(1,040)	$19,526

Net loss	—	—	—	(7,427)	(7,427)
Balance - November 30, 2018	10,000,000	$10,000	$10,566	$(8,467)	$12,099

The accompanying notes are an integral part of these unaudited condensed financial statements.

PACIFIC SPORTS EXCHANGE INC.
Statements of Cash Flows

(Unaudited)

	Three Months Ended November 30,
	2019	2018

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(19,300)	$(7,427)
Changes in current assets and liabilities:
Inventory	770	956
Prepaid expenses	—	(4,490)
Accounts payable and accrued liabilities	3,628	(162)
Net cash used in operating activities	(14,902)	(11,123)

CASH FLOWS FROM INVESTING ACTIVITIES	—	—

CASH FLOWS FROM FINANCING ACTIVITIES	—	—

Net change in cash for the period	(14,902)	(11,123)
Cash at beginning of period	22,085	15,405
Cash at end of period	$7,183	$4,282

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid for income taxes	$—	$—
Cash paid for interest	$—	$—

The accompanying notes are an integral part of these unaudited condensed financial statements.

PACIFIC SPORTS EXCHANGE INC.

NOTES TO THE UNAUDITED FINANCIAL STATEMENTS

November 30, 2019

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

Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the realization of assets and the liquidation of liabilities in the normal course of business. As of November 30, 2019, the Company has an accumulated deficit and has earned nominal revenues.

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

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial statements and with the instructions to Form 10-Q and Article 8 of Regulation S-X of the United States Securities and Exchange Commission (“SEC”). Accordingly, they do not contain all information and footnotes required by accounting principles generally accepted in the United States of America for annual financial statements. In the opinion of the Company’s management, the accompanying unaudited financial statements contain all the adjustments necessary (consisting only of normal recurring accruals) to present the financial position of the Company as of November 30, 2019 and the results of operations and cash flows for the periods presented. The results of operations for the period ended November 30, 2019 are not necessarily indicative of the operating results for the full fiscal year or any future period. These unaudited financial statements should be read in conjunction with the financial statements and related notes there to included in the Company’s Annual Report on Form 10-K for the year ended August 31, 2019 filed with the SEC on November 27, 2019.

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

The Company operates as an on-line only retailer and utilizes eBay as its prime marketing channel. The Company currently relies on eBay, a third-party marketplace, to facilitate its sales. Such reliance on any third-party platform to generate revenues carries with it certain risks, including but not necessarily limited to: the Company could violate the terms of service and lose its selling privileges, or the sites themselves could experience technical issues and/or fail. The Company always strives to abide by the policies of any third-party platform and endeavors to provide superior customer service.

Typical sales transactions are usually fulfilled within twenty-four hours of completing the transaction online. Contracts stating the transaction price and our performance obligation to deliver the ordered products are deemed to be entered into on eBay at the time the customer submits payment, which is conducted through the PayPal payment platform. Due to the instantaneous nature of a customer submitting an order online at a stated price and the same (or next) business day shipment of product, the Company does not anticipate that variable consideration or contract assets or liabilities will arise in the normal course of business.

Revenues are recognized based on the sales contract price, net of sales taxes, when control of the promised goods are transferred to a customer, in an amount that reflects the consideration that the Company expects to receive in exchange for those goods. Our contracted prices primarily include cost of inventory, shipping and handling, eBay commission fee and our margin, which varies depending on each item. We may provide incentives to our customers from time-to-time, including discounts, coupons and rewards, which are treated as a reduction in revenue. We may provide sales under a consignment for a client. When acting as an agent, where we do not take delivery of the inventory, we record all costs of sales as a reduction in revenue. The Company does not accept returns and clearly indicates this in our listings. However, if a customer receives an item that is not as described in the eBay listing, we must follow the eBay money-back guarantee policy which obligates us to issue a full refund within three (3) business days. We do not provide an estimate for returns as we do not anticipate any returns in the normal course of business.

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

NOTE 3 – SUBSEQUENT EVENTS

Subsequent to November 30, 2019, and through the date these financial statements were issued, the Company did not have any events to report.

Item 2. Management's Discussion and Analysis of Financial Condition or Plan of Operation

FORWARD-LOOKING STATEMENTS

This quarterly report contains forward-looking statements. These statements relate to future events or our future financial performance. In some cases, you can identify forward-looking statements by terminology such as “may,” “should,” “expects,” “plans,” “anticipates,” “believes,” “estimates,” “predicts,” “potential” or “continue” or the negative of these terms or other comparable terminology. These statements are only predictions and involve known and unknown risks, uncertainties and other factors that may cause our or our industry's actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by these forward-looking statements. Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements. Except as required by applicable law, including the securities laws of the United States, we do not intend to update any of the forward-looking statements to conform these statements to actual results.

Our unaudited financial statements are stated in United States Dollars (US$) and are prepared in accordance with United States Generally Accepted Accounting Principles. The following discussion should be read in conjunction with our financial statements and the related notes that appear elsewhere in this quarterly report. The following discussion contains forward-looking statements that reflect our plans, estimates and beliefs. Our actual results could differ materially from those discussed in the forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those discussed below and elsewhere in this quarterly report.

Unless otherwise specified in this quarterly report, all dollar amounts are expressed in United States dollars and all references to “common stock” refer to shares of our common stock.

As used in this quarterly report, the terms “we,” “us,” “our,” “Pacific Sports,” and the “Company,” mean Pacific Sports Exchange, Inc., unless otherwise indicated.

General Overview

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

We will operate as an on-line only entity and intend to utilize eBay our primary marketing channel. We will also optimize our own website for ‘global’ search terms and internally vend equipment through an expanding referral network of repeat customers.

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

We have not been subject to any bankruptcy, receivership or similar proceeding. We do not have any subsidiaries.

Our Current Business

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

We will operate as an on-line only entity and utilize eBay as our primary marketing channel. We will also optimize our own website for ‘global’ search terms and internally vend equipment to a worldwide market. Because the Company relies on third-party websites such as eBay to make its sales, such reliance on any third-party platform to generate revenues carries with it certain risks including but not necessarily limited to: the Company could violate the terms of service and lose its selling privileges, or the sites themselves could experience technical issues and/or fail. The Company will always strive to abide by the policies of any third-party platform and will endeavor to provide superior customer service. The Company will also look to improve the marketing and functionality of its own website, to act as a hedge against the risk of relying on third-party partners.

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

Results of Operations

The following summary of our results of operations should be read in conjunction with our financial statements for the three months ended November 30, 2019 and 2018, which are included herein.

Three months ended November 30, 2019 compared to three months ended November 30, 2018.

	Three Months Ended
	November 30,
	2019	2018	Change
Revenue	$1,227	$2,581	$(1,354)
Cost of goods sold	1,137	2,079	(942)
Gross profit	90	502	(412)
Operating expenses	19,390	7,929	11,461
Net loss	$(19,300)	$(7,427)	$(11,873)

Net loss was $19,300 for the three months ended November 30, 2019, and $7,427 for the three months ended November 30, 2018. The increase in net loss was primarily due to increased operating expenses.

Operating expenses during the three months ended November 30, 2019 and 2018 were primarily attributed to general and administration expenses of $555 and $2,419 and professional fees of $18,835 and $5,510, respectively. The increase in professional fees paid during the three months ended November 30, 2019, is primarily due to audit and accounting fees.

Liquidity and Capital

As of November 30, 2019, we had $7,183 in cash, $10,247 in total assets, $9,959 in liabilities and $288 in working capital.

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

Working Capital

The following table presents our working capital position as at November 30, 2019 and August 31, 2019:

	November 30, 2019	August 31, 2019
Current Assets	$10,247	$25,919
Current Liabilities	$9,959	$6,331
Working Capital	$288	$19,588

As of November 30, 2019, we had a working capital of $288 compared to a working capital of $19,588 as of August 31, 2019. As of November 30, 2019, we had current assets of $10,247 (August 31, 2019 - $25,919) and current liabilities of $9,959 (August 31, 2019 - $6,331). The decrease in working capital is primarily due to the decrease in cash to fund operating expenses and increase in accounts payable as of November 30, 2019.

Cash Flow

We fund our operations with cash generated from sales, capital contributions, debt, and issuances of common stock.

The following table presents our cash flow for the three months ended November 30, 2019 and 2018:

	Three Months Ended
	November 30,
	2019	2018
Cash used in operating activities	$(14,902)	$(11,123)
Cash provided by financing activities	—	—
Net Change in Cash for period	$(14,902)	$(11,123)

Cash Flows from Operating Activities

For the three months ended November 30, 2019, net cash used in operating activities was $14,902 compared to $11,123 used during the three months ended November 30, 2018. For the three months ended November 30, 2019 we had a net loss of $19,300, which was reduced by a change in working capital of $4,398. For the three months ended November 30, 2018, we had a net loss of $7,427, which was increased by a change in working capital of $3,696.

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

The Company operates as an on-line only retailer and utilizes eBay as its prime marketing channel. The Company currently relies on eBay, a third-party marketplace, to facilitate its sales. Such reliance on any third-party platform to generate revenues carries with it certain risks, including but not necessarily limited to: the Company could violate the terms of service and lose its selling privileges, or the sites themselves could experience technical issues and/or fail. The Company always strives to abide by the policies of any third-party platform and endeavors to provide superior customer service.

Typical sales transactions are usually fulfilled within twenty-four hours of completing the transaction online. Contracts stating the transaction price and our performance obligation to deliver the ordered products are deemed to be entered into on eBay at the time the customer submits payment, which is conducted through the PayPal payment platform. Due to the instantaneous nature of a customer submitting an order online at a stated price and the same (or next)-day shipment of product, the Company does not anticipate that variable consideration or contract assets or liabilities will arise in the normal course of business.

Revenues are recognized based on the sales contract price, net of sales taxes, when control of the promised goods are transferred to a customer, in an amount that reflects the consideration that the Company expects to receive in exchange for those goods. Our contracted prices primarily include cost of inventory, shipping and handling, eBay commission fee and our margin, which varies depending on each item. We may provide incentives to our customers from time-to-time, including discounts, coupons and rewards, which are treated as a reduction in revenue. The Company does not accept returns and clearly indicates this in our listings. However, if a customer receives an item that is not as described in the eBay listing, we must follow the eBay money-back guarantee policy which obligates us to issue a full refund within three (3) business days. We do not provide an estimate for returns as we do not anticipate any returns in the normal course of business.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

As a “smaller reporting company”, we are not required to provide the information required by this Item.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management is responsible for establishing and maintaining a system of disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Exchange Act) that is designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Exchange Act is accumulated and communicated to the issuer’s management, including its principal executive officer or officers and principal financial officer or officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

An evaluation was conducted under the supervision and with the participation of our management of the effectiveness of the design and operation of our disclosure controls and procedures as of November 30, 2019. Based on that evaluation, our management concluded that our disclosure controls and procedures were not effective as of such date to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms. Such officer also confirmed that there was no change in our internal control over financial reporting during the period ended November 30, 2019 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

The specific material weakness identified by our management was ineffective controls over certain aspects of the financial reporting process because of a lack of a sufficient complement of personnel with a level of accounting expertise and an adequate supervisory review structure that is commensurate with our financial reporting requirements and inadequate segregation of duties. A “material weakness” is a deficiency, or combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of our Company’s annual or interim financial statements would not be prevented or detected on a timely basis.

We expect to be materially dependent upon a third party to provide us with accounting consulting services for the foreseeable future. Until such time as we have a chief financial officer with the requisite expertise in U.S. GAAP, there are no assurances that the material weaknesses in our disclosure controls and procedures and internal control over financial reporting will not result in errors in our financial statements which could lead to a restatement of those financial statements.

Changes in Internal Controls

There have been no changes in our internal controls over financial reporting identified in connection with the evaluation required by paragraph (d) of Securities Exchange Act Rule 13a-15 or Rule 15d-15 that occurred in the quarter ended November 30, 2019 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

From time to time, we may become involved in litigation relating to claims arising out of its operations in the normal course of business. We are not involved in any pending legal proceeding or litigation and, to the best of our knowledge, no governmental authority is contemplating any proceeding to which we area party or to which any of our properties is subject, which would reasonably be likely to have a material adverse effect on us.

Item 1A. Risk Factors

As a “smaller reporting company”, we are not required to provide the information required by this Item.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not Applicable.

Item 5. Other Information

None.

Item 6. Exhibits

Exhibit		INCORPORATED BY REFERENCE
Number	Exhibit Description	Form	Exhibit	Filing Date
3.1	Articles of Incorporation, incorporated by reference to our Registration Statement on Form S-1/A filed on September 30, 2019	S-1/A	3.1	September 30, 2019
3.2	By-Laws, incorporated by reference to our Registration Statement on Form S-1/A filed on September 30, 2019	S-1/A	3.2	September 30, 2019
3.3	Amended and Restated Certificate of Incorporation	POS AM	3.3	December 11, 2019
3.4	Amended and Restated By-Laws	POS AM	3.4	December 11, 2019
31.1*	Certification of the Principal Executive Officer and Principal Financial Officer required by Rule 13a-14(a) or Rule 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1**	Certification of the Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350).
101.INS*	XBRL Instance Document
101.SCH*	XBRL Taxonomy Extension Schema Document
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

* Filed herewith.

* * Furnished herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PACIFIC SPORTS EXCHANGE INC.
(Registrant)

Dated: January 21, 2020	/s/ Timothy Conte
Timothy Conte
Chief Executive Officer, President, Chief Financial Officer and Director
(Principal Executive Officer and Principal Financial Officer)

