Form 10-Q
period 2020-02-29
Pacific Sports Exchange Inc.
filed 2020-04-14
CIK 1765651

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: February 29, 2020

or

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____________ to _____________

Commission File Number: 333-230690

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☒ Yes     ☐ No

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). ☒ Yes     ☐ No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated Filer	☐	Accelerated Filer	☐
Non-accelerated Filer	☒	Smaller reporting company	☒
		Emerging growth company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act) ☐ Yes    ☒ No

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

13,100,000 common shares issued and outstanding as of April 13, 2020.

2

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

PACIFIC SPORTS EXCHANGE INC.

INTERIM CONDENSED FINANCIAL STATEMENTS

For the Six Months Ended February 29, 2020

PACIFIC SPORTS EXCHANGE INC.

Balance Sheets

(Unaudited)

	As of	As of
	February 29,	August 31,
	2020	2019
ASSETS
Current Assets
Cash and cash equivalents	$4,030	$22,085
Inventory	2,850	3,834
Total Current Assets	6,880	25,919
TOTAL ASSETS	$6,880	$25,919

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current Liabilities
Accounts payable and accrued liabilities	$11,453	$6,331
Total Current Liabilities	11,453	6,331

Stockholders' Equity (Deficit)
Common stock: 220,000,000 shares authorized; $0.001 par value 13,100,000 shares issued and outstanding	13,100	13,100
Additional paid-in capital	38,466	38,466
Accumulated deficit	(56,139)	(31,978)
Total Stockholders' Equity (Deficit)	(4,573)	19,588

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)	$6,880	$25,919

The accompanying notes are an integral part of these unaudited condensed financial statements.

PACIFIC SPORTS EXCHANGE INC.

Statements of Operations

(Unaudited)

	Three Months Ended		Six Months Ended
	February 29,	February 28,	February 29,	February 28,
	2020	2019	2020	2019

Revenues	$481	$1,103	$1,708	$3,684
Cost of goods sold	(315)	(988)	(1,452)	(3,067)
Gross Profit	166	115	256	617

Operating Expenses
General and administrative	705	1,835	1,260	4,254
Professional fees	4,322	4,038	23,157	9,548
Total operating expenses	5,027	5,873	24,417	13,802

Operating loss	(4,861)	(5,758)	(24,161)	(13,185)

Net loss before income taxes	(4,861)	(5,758)	(24,161)	(13,185)

Provision for income taxes	-	-	-	-

Net loss	$(4,861)	$(5,758)	$(24,161)	$(13,185)

Basic and Diluted Loss per Common Share	$(0.00)	$(0.00)	$(0.00)	$(0.00)
Basic and Diluted Weighted Average Common Shares Outstanding	13,100,000	11,758,889	13,100,000	10,869,780

The accompanying notes are an integral part of these unaudited condensed financial statements.

PACIFIC SPORTS EXCHANGE INC.

Statement of Changes in Stockholders’ Equity (Deficit)

(Unaudited)

For the Six Months Ended February 29, 2020

			Additional
	Common Stock		Paid in	Accumulated
	Shares	Amount	Capital	Deficit	Total
Balance - August 31, 2019	13,100,000	$13,100	$38,466	$(31,978)	$19,588

Net loss	-	-	-	(19,300)	(19,300)
Balance - November 30, 2019	13,100,000	$13,100	$38,466	$(51,278)	$288

Net loss	-	-	-	(4,861)	(4,861)
Balance - February 29, 2020	13,100,000	$13,100	$38,466	$(56,139)	$(4,573)

For the Six Months Ended February 28, 2019

			Additional
	Common Stock		Paid in	Accumulated
	Shares	Amount	Capital	Deficit	Total
Balance - August 31, 2018	10,000,000	$10,000	$10,566	$(1,040)	$19,526

Net loss	-	-	-	(7,427)	(7,427)
Balance - November 30, 2018	10,000,000	$10,000	$10,566	$(8,467)	$12,099

Common shares issued at $0.01 per share	3,100,000	3,100	27,900	-	31,000
Net loss	-	-	-	(5,758)	(5,758)
Balance - February 28, 2019	13,100,000	$13,100	$38,466	$(14,225)	$37,341

The accompanying notes are an integral part of these unaudited condensed financial statements.

 PACIFIC SPORTS EXCHANGE INC.

Statements of Cash Flows

(Unaudited)

	Six Months Ended
	February 29,	February 28,
	2020	2019

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(24,161)	$(13,185)
Changes in current assets and liabilities:
Inventory	984	900
Prepaid expenses	-	(4,490)
Accounts payable and accrued liabilities	5,122	1,267
Net cash used in operating activities	(18,055)	(15,508)

CASH FLOWS FROM FINANCING ACTIVITIES
Issuance of common stock	-	31,000
Net cash provided by financing activities	-	31,000

Net change in cash for the period	(18,055)	15,492
Cash at beginning of period	22,085	15,405
Cash at end of period	$4,030	$30,897

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid for income taxes	$-	$-
Cash paid for interest	$-	$-

The accompanying notes are an integral part of these unaudited condensed financial statements.

PACIFIC SPORTS EXCHANGE INC.

NOTES TO THE UNAUDITED FINANCIAL STATEMENTS

February 29, 2020

NOTE 1 - ORGANIZATION, DESCRIPTION OF BUSINESS AND GOING CONCERN

Pacific Sports Exchange Inc., “Pacific Sports Exchange,” “the Company,” “we” or “us”) was incorporated in the state of Delaware on July 2, 2018. It is based in Punta Gorda, Florida. The accounting and reporting policies of the Company conform to accounting principles generally accepted in the United States of America, and the Company’s fiscal year end is August 31.

The Company operates as a sports equipment vendor, specializing in tennis and golf. The Company sources highvalue new and used equipment and sells it online. The target market is an avid domestic or international customer that is serious about his/her golf or tennis game and will return to the Company for future purchases.

To date, the Company’s activities have been limited to generating revenue via www.ebay.com, as well as developing initial business contacts and services.

Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the realization of assets and the liquidation of liabilities in the normal course of business. As of February 29, 2020, the Company has an accumulated deficit and has earned nominal revenues.

The ability of the Company to obtain profitability is dependent upon, among other things, obtaining additional financing to continue operations, and development of its business plan. In response to these problems, management intends to raise additional operating funds through equity and/or debt offerings. However, there can be no assurance management will be successful in its endeavors.

There are no assurances that the Company will be able to either 1) achieve a level of revenues adequate to generate sufficient cash flow from operations; or 2) obtain additional financing through either private placement, public offerings and/or bank financing necessary to support its working capital requirements. To the extent that funds generated from operations and any private placements, public offerings and/or bank financing are insufficient, the Company will have to raise additional working capital. No assurance can be given that additional financing will be available, or if available, will be on terms acceptable to the Company. If adequate working capital is not available to the Company, it may be required to curtail or cease its operations.

These factors, among others, raise substantial doubt about the Company’s ability to continue as a going concern. The accompanying financial statements do not include any adjustments that might result from the outcome of this uncertainty.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial statements and with the instructions to Form 10Q and Article 8 of Regulation SX of the United States Securities and Exchange Commission “SEC”). Accordingly, they do not contain all information and footnotes required by accounting principles generally accepted in the United States of America for annual financial statements. In the opinion of the Company’s management, the accompanying unaudited financial statements contain all the adjustments necessary consisting only of normal recurring accruals) to present the financial position of the Company as of February 29, 2020 and the results of operations and cash flows for the periods presented. The results of operations for the period ended February 29, 2020 are not necessarily indicative of the operating results for the full fiscal year or any future period. These unaudited financial statements should be read in conjunction with the financial statements and related notes thereto included in the Company’s Annual Report on Form 10K for the year ended August 31, 2019 filed with the SEC on November 27, 2019.

F6

Revenue Recognition

Revenue is earned from the reselling of new and used sports equipment. The Company applies the following five steps in order to determine the appropriate amount of revenue to be recognized as it fulfills its obligations pursuant to each of its equipment sales transactions:

·	identify the contract with a customer;
·	identify the performance obligations in the contract;
·	determine the transaction price;
·	allocate the transaction price to performance obligations in the contract; and
·	recognize revenue as the performance obligation is satisfied.

The Company operates as an online only retailer and utilizes eBay Inc. “eBay”) as its prime marketing channel. The Company currently relies on eBay, a thirdparty marketplace, to facilitate its sales. Such reliance on any thirdparty platform to generate revenues carries with it certain risks, including but not necessarily limited to: the Company could violate the terms of service and lose its selling privileges, or the sites themselves could experience technical issues and/or fail. The Company always strives to abide by the policies of any thirdparty platform and endeavors to provide superior customer service.

Typical sales transactions are usually fulfilled within twentyfour hours of completing the transaction online. Contracts stating the transaction price and our performance obligation to deliver the ordered products are deemed to be entered into on eBay at the time the customer submits payment, which is conducted through the PayPal payment platform. Due to the instantaneous nature of a customer submitting an order online at a stated price and the same or next) business day shipment of product, the Company does not anticipate that variable consideration or contract assets or liabilities will arise in the normal course of business.

Revenues are recognized based on the sales contract price, net of sales taxes, when control of the promised goods are transferred to a customer, in an amount that reflects the consideration that the Company expects to receive in exchange for those goods. Our contracted prices primarily include cost of inventory, shipping and handling, eBay commission fee and our margin, which varies depending on each item. We may provide incentives to our customers from timetotime, including discounts, coupons and rewards, which are treated as a reduction in revenue. We may provide sales under a consignment for a client. When acting as an agent, where we do not take delivery of the inventory, we record all costs of sales as a reduction in revenue. The Company does not accept returns and clearly indicates this in our listings. However, if a customer receives an item that is not as described in the eBay listing, we must follow the eBay moneyback guarantee policy which obligates us to issue a full refund within three 3) business days. We do not provide an estimate for returns as we do not anticipate any returns in the normal course of business.

Cost of Goods Sold

Cost of goods sold includes the following expenses; inventory costs and expenses related to eBay fees, repair and shipping services.

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

NOTE 3 - SUBSEQUENT EVENTS

Subsequent to February 29, 2020, and through the date these financial statements were issued, the Company did not have any events to report.

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

Our unaudited financial statements are stated in United States Dollars (USD) and are prepared in accordance with United States Generally Accepted Accounting Principles. The following discussion should be read in conjunction with our financial statements and the related notes that appear elsewhere in this quarterly report. The following discussion contains forward-looking statements that reflect our plans, estimates and beliefs. Our actual results could differ materially from those discussed in the forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those discussed below and elsewhere in this quarterly report.

Unless otherwise specified in this quarterly report, all dollar amounts are expressed in USD and all references to “common stock” refer to shares of our common stock.

As used in this quarterly report, the terms “we,” “us,” “our,” “Pacific Sports,” and the “Company”, mean Pacific Sports Exchange, Inc., unless otherwise indicated.

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

We will operate as an on-line only entity and intend to utilize eBay Inc. (“eBay”) as our primary marketing channel. We will also optimize our own website for ‘global’ search terms and internally vend equipment through an expanding referral network of repeat customers.

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

Results of Operations

The following summary of our results of operations should be read in conjunction with our financial statements for the three and six months ended February 29, 2020 and February 28, 2019, which are included herein.

Three months ended February 29, 2020, compared to three months ended February 28, 2019.

	Three Months Ended
	February 29,	February 28,
	2020	2019	Change
Revenue	$481	$1,103	$(622)
Cost of goods sold	315	988	(673)
Gross profit	166	115	51
Operating expenses	5,027	5,873	(846)
Net loss	$(4,861)	$(5,758)	$897

Net loss was $4,861 for the three months ended February 29, 2020, and $5,758 for the three months ended February 28, 2019. The decrease in net loss was primarily due to decreased operating expenses.

Operating expenses during the three months ended February 29, 2020 and February 28, 2019 were primarily attributed to general and administration expenses of $705 and $1,835 and professional fees of $4,322 and $4,038, respectively. The decrease in general and administrative expenses during the three months ended February 29, 2020, is primarily due to decreased travel and regulatory fees.

Six months ended February 29, 2020, compared to six months ended February 28, 2019.

	Six Months Ended
	February 29,	February 28,
	2020	2019	Change
Revenue	$1,708	$3,684	$(1,976)
Cost of goods sold	1,452	3,067	(1,615)
Gross profit	256	617	(361)
Operating expenses	24,417	13,802	10,615
Net loss	$(24,161)	$(13,185)	$10,976

Net loss was $24,161 for the six months ended February 29, 2020, and $13,185 for the six months ended February 28, 2019. The increase in net loss was primarily due to increased operating expenses.

Operating expenses during the six months ended February 29, 2020 and February 28, 2019 were primarily attributed to general and administration expenses of $1,260 and $4,254 and professional fees of $23,157 and $9,548, respectively. The increase in professional fees paid during the six months ended February 29, 2020, is primarily due to legal, audit and accounting fees.

Liquidity and Capital

As of February 29, 2020, we had $4,030 in cash, $6,880 in total assets, $11,453 in liabilities and $4,573 in working capital deficit.

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

Working Capital

The following table presents our working capital (deficit) position as at February 29, 2020 and August 31, 2019:

	February 29,	August 31,
	2020	2019
Current Assets	$6,880	$25,919
Current Liabilities	$11,453	$6,331
Working Capital (Deficit)	$(4,573)	$19,588

As of February 29, 2020, we had a working capital deficit of $4,573 compared to working capital of $19,588 as of August 31, 2019. As of February 29, 2020, we had current assets of $6,880 (August 31, 2019 - $25,919) and current liabilities of $11,453 (August 31, 2019 - $6,331). The decrease in working capital is primarily due to the decrease in cash to fund operating expenses and increase in accounts payable as of February 29, 2020.

Cash Flow

We fund our operations with cash generated from sales, capital contributions, debt, and issuances of common stock.

The following table presents our cash flow for the six months ended February 29, 2020 and February 28, 2019:

	Six Months Ended
	February 29,	February 28,
	2020	2019
Cash used in operating activities	$(18,055)	$(15,508)
Cash provided by financing activities	-	31,000
Net Change in Cash for period	$(18,055)	$15,492

Cash Flows from Operating Activities

For the six months ended February 29, 2020, net cash used in operating activities was $18,055 compared to $15,508 used during the six months ended February 28, 2019. For the six months ended February 29, 2020 we had a net loss of $24,161, which was reduced by a change in working capital of $6,106. For the six months ended February 28, 2019, we had a net loss of $13,185, which was increased by a change in working capital of $2,323.

Cash Flows from Financing Activities

For the six months ended February 29, 2020 and February 28, 2019, we received $0 and $31,000 from the issuance of common stock, respectively.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

As a “smaller reporting company,” we are not required to provide the information required by this Item.

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

An evaluation was conducted under the supervision and with the participation of our management of the effectiveness of the design and operation of our disclosure controls and procedures as of February 29, 2020. Based on that evaluation, our management concluded that our disclosure controls and procedures were not effective as of such date to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms. Such officer also confirmed that there was no change in our internal control over financial reporting during the period ended February 29, 2020 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Changes in Internal Controls

There have been no changes in our internal controls over financial reporting identified in connection with the evaluation required by paragraph (d) of Securities Exchange Act Rule 13a-15 or Rule 15d-15 that occurred in the quarter ended February 29, 2020 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A. Risk Factors

As a “smaller reporting company,” we are not required to provide the information required by this Item.

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

32.1**	Certification of the Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350).
101.INS*	XBRL Instance Document
101.SCH*	XBRL Taxonomy Extension Schema Document
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

______________

*	Filed herewith
**	Furnished herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PACIFIC SPORTS EXCHANGE INC.
(Registrant)

Dated: April 14, 2020	/s/ Timothy Conte
Timothy Conte
Chief Executive Officer, President, Chief Financial Officer and Director
(Principal Executive Officer and Principal Financial Officer)

