Form 10-Q
period 2020-05-31
Pacific Sports Exchange Inc.
filed 2020-07-15
CIK 1765651

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: May 31, 2020

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

14,100,000 shares of Common Stock issued and outstanding as of July 15, 2020.

2

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

PACIFIC SPORTS EXCHANGE INC.

INTERIM CONDENSED FINANCIAL STATEMENTS

For the Nine Months Ended May 31, 2020

INDEX TO UNAUDITED FINANCIAL STATEMENTS

(Unaudited)

PACIFIC SPORTS EXCHANGE INC.

Balance Sheets

(Unaudited)

	As of	As of
	May 31,	August 31,
	2020	2019
ASSETS
Current Assets
Cash and cash equivalents	$6,818	$22,085
Inventory	2,536	3,834
Total Current Assets	9,354	25,919
TOTAL ASSETS	$9,354	$25,919

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current Liabilities
Accounts payable and accrued liabilities	$20,881	$6,331
Common stock payable	3,000	-
Total Current Liabilities	23,881	6,331

Stockholders' Equity (Deficit)
Common stock: 220,000,000 shares authorized; $0.001 par value; 13,100,000 shares issued and outstanding, respectively	13,100	13,100
Additional paid-in capital	38,466	38,466
Accumulated deficit	(66,093)	(31,978)
Total Stockholders' Equity (Deficit)	(14,527)	19,588

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)	$9,354	$25,919

The accompanying notes are an integral part of these unaudited condensed financial statements.

PACIFIC SPORTS EXCHANGE INC.

Statements of Operations

(Unaudited)

	Three Months Ended		Nine Months Ended
	May 31,		May 31,
	2020	2019	2020	2019

Revenues	$982	$1,613	$2,690	$5,297
Cost of goods sold	(554)	(1,388)	(2,006)	(4,455)
Gross profit	428	225	684	842
Operating Expenses
General and administrative	417	666	1,677	4,920
Professional fees	9,965	3,716	33,122	13,264
Total operating expenses	10,382	4,382	34,799	18,184
Operating loss	(9,954)	(4,157)	(34,115)	(17,342)
Net loss before income taxes	(9,954)	(4,157)	(34,115)	(17,342)
Provision for income taxes	-	-	-	-
Net loss	$(9,954)	$(4,157)	$(34,115)	$(17,342)
Basic and Diluted Loss per Common Share	$(0.00)	$(0.00)	$(0.00)	$(0.00)
Basic and Diluted Weighted Average Common Shares Outstanding	13,100,000	13,100,000	13,100,000	11,618,613

The accompanying notes are an integral part of these unaudited condensed financial statements.

PACIFIC SPORTS EXCHANGE INC.

Statement of Changes in Stockholders’ Equity (Deficit)

(Unaudited)

For the Nine Months Ended May 31, 2020

			Additional
	Common Stock		Paid in	Accumulated
	Shares	Amount	Capital	Deficit	Total
Balance - August 31, 2019	13,100,000	$13,100	$38,466	$(31,978)	$19,588
Net loss	-	-	-	(19,300)	(19,300)
Balance - November 30, 2019	13,100,000	13,100	38,466	(51,278)	288
Net loss	-	-	-	(4,861)	(4,861)
Balance - February 29, 2020	13,100,000	13,100	38,466	(56,139)	(4,573)
Net loss	-	-	-	(9,954)	(9,954)
Balance - May 31, 2020	13,100,000	$13,100	$38,466	$(66,093)	$(14,527)

For the Nine Months Ended May 31, 2019

			Additional
	Common Stock		Paid in	Accumulated
	Shares	Amount	Capital	Deficit	Total
Balance - August 31, 2018	10,000,000	$10,000	$10,566	$(1,040)	$19,526
Net loss	-	-	-	(7,427)	(7,427)
Balance - November 30, 2018	10,000,000	10,000	10,566	(8,467)	12,099
Issuance of common shares	3,100,000	3,100	27,900	-	31,000
Net loss	-	-	-	(5,758)	(5,758)
Balance - February 28, 2019	13,100,000	13,100	38,466	(14,225)	37,341
Net loss	-	-	-	(4,157)	(4,157)
Balance - May 31, 2019	13,100,000	$13,100	$38,466	$(18,382)	$33,184

The accompanying notes are an integral part of these unaudited condensed financial statements.

 PACIFIC SPORTS EXCHANGE INC.

Statements of Cash Flows

(Unaudited)

	Nine Months Ended
	May 31,	May 31,
	2020	2019

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(34,115)	$(17,342)
Changes in operating assets and liabilities:
Inventory	1,298	1,306
Prepaid expenses	-	(4,490)
Accounts payable and accrued liabilities	14,550	(1,092)
Net cash used in operating activities	(18,267)	(21,618)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from issuance of common stock	-	31,000
Proceeds from common stock payable	3,000	-
Net cash provided by financing activities	3,000	31,000

Net change in cash for the period	(15,267)	9,382
Cash at beginning of period	22,085	15,405
Cash at end of period	$6,818	$24,787

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid for income taxes	$-	$-
Cash paid for interest	$-	$-

The accompanying notes are an integral part of these unaudited condensed financial statements.

PACIFIC SPORTS EXCHANGE INC.

NOTES TO THE UNAUDITED FINANCIAL STATEMENTS

May 31, 2020

NOTE 1 - ORGANIZATION, DESCRIPTION OF BUSINESS AND GOING CONCERN

Pacific Sports Exchange Inc., (“Pacific Sports Exchange,” “the Company,” “we” or “us”) was incorporated in the state of Delaware on July 2, 2018 and is based in Punta Gorda, Florida. The accounting and reporting policies of the Company conform to accounting principles generally accepted in the United States of America, and the Company’s fiscal year end is August 31.

The Company operates as a sports equipment vendor, specializing in tennis and golf. The Company sources high value new and used equipment and sells it online. The target market is an avid domestic or international customer that is serious about his/her golf or tennis game and will return to the Company for future purchases.

To date, the Company’s activities have been limited to generating revenue via www.ebay.com, as well as developing initial business contacts and services.

Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the realization of assets and the liquidation of liabilities in the normal course of business. As of May 31, 2020, the Company has an accumulated deficit and has earned nominal revenues.

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

COVID-19

In March 2020, the World Health Organization declared the outbreak of COVID-19 as a pandemic based on the rapid increase in global exposure. COVID-19 continues to spread throughout the world and as a result of the outbreak, many companies have experienced disruptions in their operations and in markets served.

The full extent of the future impacts of COVID-19 on the Company’s operations is uncertain. A prolonged outbreak could have a material adverse impact on financial results and business operations of the Company, including the timing and ability of the Company to collect accounts receivable and procure materials and supplies.

As an online-only re-seller of new and used sports equipment we do not have employees or a physical retail location where customers shop.  Those factors mitigate against the negative effects of COVID-19 on our operations.  To the extent that we hold any inventory in any sporting equipment we intend to resell, such equipment is thoroughly cleaned and sanitized upon our receipt thereof and will be again immediately prior to shipping such equipment to any buyer.  For any equipment sold through us, but not held as inventory by us, we request the originating source of such equipment to thoroughly clean and sanitize all equipment prior to shipping the equipment to a buyer, and we also caution all buyers (whether buying inventory directly from us, or equipment from third-parties through us) to thoroughly clean and sanitize all equipment upon receipt of the same.

Although being an online only reseller of sports equipment with no physical “brick and mortar” retail site mitigates against the effects of COVID-19 on our operations, government issued “stay at home” orders, and the previous, and any ongoing or future, closure of gyms, athletic clubs, golf courses and other recreational facilities has and will continue to negatively impact our operations and ability to generate revenues from operations.  The result of such orders and closures is that fewer people, both in the U.S. and around the World, are able (and/or willing) to engage in physical activities, and recreation, whether indoors or outdoors.  Fewer people engaging in physical activities, and recreation, likely will mean fewer people in the market to purchase new and/or used sporting equipment which will have a materially negative affect on our ability to generate revenues from operations.

If we are unable to generate sufficient revenues from operations to grow our business, or even sustain operations, we will be forced to rely on raising capital through debt financing and/or equity financing (such as through the sales of our Common Shares registered via a Form S-1 originally declared effective on September 30, 2019).  There are no guarantees we will be able to raise additional capital through debt financing and/or equity financing (including through the sale of shares of our Common Stock previously registered via Form S-1).

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial statements and with the instructions to Form 10Q and Article 8 of Regulation SX of the United States Securities and Exchange Commission “SEC”). Accordingly, they do not contain all information and footnotes required by accounting principles generally accepted in the United States of America for annual financial statements. In the opinion of the Company’s management, the accompanying unaudited financial statements contain all the adjustments necessary consisting only of normal recurring accruals) to present the financial position of the Company as of May 31, 2020 and the results of operations and cash flows for the periods presented. The results of operations for the period ended May 31, 2020 are not necessarily indicative of the operating results for the full fiscal year or any future period. These unaudited financial statements should be read in conjunction with the financial statements and related notes thereto included in the Company’s Annual Report on Form 10K for the year ended August 31, 2019 filed with the SEC on November 27, 2019.

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

The Company operates as an online only retailer and utilizes eBay Inc. (“eBay”) as its prime marketing channel. The Company currently relies on eBay, a third party marketplace, to facilitate its sales. Such reliance on any third party platform to generate revenues carries with it certain risks, including but not necessarily limited to: the Company could violate the terms of service and lose its selling privileges, or the sites themselves could experience technical issues and/or fail. The Company always strives to abide by the policies of any third party platform and endeavors to provide superior customer service.

Typical sales transactions are usually fulfilled within twenty four hours of completing the transaction online. Contracts stating the transaction price and our performance obligation to deliver the ordered products are deemed to be entered into on eBay at the time the customer submits payment, which is conducted through the PayPal payment platform. Due to the instantaneous nature of a customer submitting an order online at a stated price and the same or next) business day shipment of product, the Company does not anticipate that variable consideration or contract assets or liabilities will arise in the normal course of business.

Revenues are recognized based on the sales contract price, net of sales taxes, when control of the promised goods are transferred to a customer, in an amount that reflects the consideration that the Company expects to receive in exchange for those goods. Our contracted prices primarily include cost of inventory, shipping and handling, eBay commission fee and our margin, which varies depending on each item. We may provide incentives to our customers from time to time, including discounts, coupons and rewards, which are treated as a reduction in revenue. We may provide sales under a consignment for a client. When acting as an agent, where we do not take delivery of the inventory, we record all costs of sales as a reduction in revenue. The Company does not accept returns and clearly indicates this in our listings. However, if a customer receives an item that is not as described in the eBay listing, we must follow the eBay moneyback guarantee policy which obligates us to issue a full refund within three 3) business days. We do not provide an estimate for returns as we do not anticipate any returns in the normal course of business.

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

NOTE 3 - COMMON STOCK PAYABLE

During May 2020, the Company received $3,000 for Common Stock subscriptions for 150,000 shares of Common Stock. The Company accepted the subscriptions and issued the shares on June 19, 2020 (see Note 4).

NOTE 4 - SUBSEQUENT EVENTS

On June 19, 2020, the Company issued 1,000,000 shares of Common Stock to unaffiliated individuals, for total proceeds of $20,000.

The Company has evaluated events occurring subsequent to May 31, 2020 through the issuance of the financials and determined that there are no additional events requiring disclosure.

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

We operate as an on-line only entity and utilize eBay Inc. (“eBay”) as our primary marketing channel. We will also optimize our own website for ‘global’ search terms and internally vend equipment through an expanding referral network of repeat customers.

On January 15, 2019, we issued 3,100,000 shares of Common Stock to 14 individuals pursuant to the provisions of Section 4(a)(2) of the Securities Act of 1933 (the "Act") and Rule 506(b) of Regulation D promulgated by the Securities and Exchange Commission ("SEC").

On June 19, 2020, we issued 1,000,000 shares of Common Stock for $20,000 to 7 individuals pursuant to our Prospectus Offering.

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

We currently operate as an on-line only entity and utilize eBay as our primary marketing channel. We will also optimize our own website for ‘global’ search terms and internally vend equipment to a worldwide market. Because the Company relies on third-party websites such as eBay to make its sales, such reliance on any third-party platform to generate revenues carries with it certain risks including but not necessarily limited to: the Company could violate the terms of service and lose its selling privileges, or the sites themselves could experience technical issues and/or fail. The Company will always strive to abide by the policies of any third-party platform and will endeavor to provide superior customer service. The Company will also look to improve the marketing and functionality of its own website, to act as a hedge against the risk of relying on third-party partners.

The principals of our Company have experience in both the sports of tennis and golf, and through this experience have identified high-value, high-margin equipment that re-sells profitably to both international and domestic customers. The goal is to create a unique supply chain that targets niche, valued products and their buyers. Serious golfers and tennis players are very particular about their equipment and will go to considerable lengths to secure what they are looking for in a quest to improve their game; this customer is our prime target market and our marketing approach will be to create a relationship (wherever possible) with this customer and become their ongoing equipment supplier through social media and electronic outreach.

COVID-19

In March 2020, the World Health Organization declared the outbreak of COVID-19 as a pandemic based on the rapid increase in global exposure. COVID-19 continues to spread throughout the world and ss a result of the outbreak, many companies have experienced disruptions in their operations and in markets served.

The full extent of the future impacts of COVID-19 on the Company’s operations is uncertain. A prolonged outbreak could have a material adverse impact on business operations and financial results of the Company, including the timing and ability of the Company to collect accounts receivable and procure materials and supplies.

As an online-only re-seller of new and used sports equipment we do not have employees or a physical retail location where customers shop.  Those factors mitigate against the negative effects of COVID-19 on our operations.  To the extent that we hold any inventory in any sporting equipment we intend to resell, such equipment is thoroughly cleaned and sanitized upon our receipt thereof and will be thoroughly cleaned and sanitized again immediately prior to shipping such equipment to any buyer.  For any equipment sold through us, but not held as inventory by us, we request the originating source of such equipment to thoroughly clean and sanitize all equipment prior to shipping the equipment to a buyer, and we also caution all buyers (whether buying inventory directly from us, or equipment from third-parties through us) to thoroughly clean and sanitize all equipment upon receipt of the same.

Although being an online only reseller of sports equipment with no physical “brick and mortar” retail site mitigates against the effects of COVID-19 on our operations, government issued “stay at home” orders, and the previous, and any ongoing or future, closure of gyms, athletic clubs, golf courses and other recreational facilities has and will continue to negatively impact our operations and ability to generate revenues from operations.  The result of such orders and closures is that fewer people, both in the U.S. and around the World, are able (and/or willing) to engage in physical activities, and recreation, whether indoors or outdoors.  Fewer people engaging in physical activities, and recreation, likely will mean fewer people in the market to purchase new and/or used sporting equipment which will have a materially negative affect on our ability to generate revenues from operations.

If we are unable to generate sufficient revenues from operations to grow our business, or even sustain operations, we will be forced to rely on raising capital through debt financing and/or equity financing (such as through the sales of our Common Shares registered via a Form S-1 originally declared effective on September 30, 2019).  There are no guarantees we will be able to raise additional capital through debt financing and/or equity financing (including through the sale of shares of our Common Stock previously registered via Form S-1).

Results of Operations

The following summary of our results of operations should be read in conjunction with our financial statements for the three and nine months ended May 31, 2020 and 2019, which are included herein.

Three months ended May 31, 2020, compared to three months ended May 31, 2019.

	Three Months Ended
	May 31,		Increase
	2020	2019	(Decrease)
Revenue	$982	$1,613	$(631)
Cost of goods sold	554	1,388	(834)
Gross profit	428	225	203
Operating expenses	10,382	4,382	6,000
Net loss	$9,954	$4,157	$5,797

The increase in net loss was primarily due to increased operating expenses.

Operating expenses during the three months ended May 31, 2020 and 2019 were primarily attributed to general and administration expenses of $417 and $666 and professional fees of $9,965 and $3,716, respectively. The increase in operating expenses during the three months ended May 31, 2020, is primarily due to increased accounting, legal and regulatory fees.

Nine months ended May 31, 2020, compared to nine months ended May 31, 2019.

	Nine Months Ended
	May 31,		Increase
	2020	2019	(Decrease)
Revenue	$2,690	$5,297	$(2,607)
Cost of goods sold	2,006	4,455	(2,449)
Gross profit	684	842	(158)
Operating expenses	34,799	18,184	16,615
Net loss	$34,115	$17,342	$16,773

The increase in net loss was primarily due to increased operating expenses.

Operating expenses during the nine months ended May 31, 2020 and 2019 were primarily attributed to general and administration expenses of $1,667 and $4,920 and professional fees of $33,122 and $13,264, respectively. The increase in professional fees paid during the nine months ended May 31, 2020, is primarily due to legal, audit and accounting fees.

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

As of May 31, 2020 and August 31, 2019 we had the following balance sheet amounts:

	May 31,	August 31,	Increase
	2020	2019	(Decrease)
Cash	$6,818	$22,085	$(15,267)
Total Assets	$9,354	$25,919	$(16,565)
Total Liabilities	$23,881	$6,331	$17,550
Stockholders' Equity (Deficit)	$(14,527)	$19,588	$(34,115)
Working Capital (Deficiency)	$(14,527)	$19,588	$(34,115)

As of May 31, 2020 our current and total assets were $9,354, consisting of cash of $6,818 and inventory of $2,536.  As of August 31, 2019, our current ant total assets were $25,919, consisting of cash of $22,085 and inventory of $3,834.

As of May 31, 2020 and August 31, 2019 our total liabilities were all current liabilities, which consisted of accounts payable and accrued liabilities.

Working Capital

The following table presents our working capital (deficiency) position as at May 31, 2020 and August 31, 2019:

	May 31,	August 31,
	2020	2019
Current Assets	$9,354	$25,919
Current Liabilities	$23,881	$6,331
Working Capital (Deficiency)	$(14,527)	$19,588

As of May 31, 2020, we had a working capital deficiency of $14,527 compared to working capital of $19,588 as of August 31, 2019. As of May 31, 2020, we had current assets of $9,354 (August 31, 2019 - $25,919) and current liabilities of $23,881 (August 31, 2019 - $6,331). The decrease in working capital is primarily due to the decrease in cash to fund operating expenses and increase in accounts payable and accrued liabilities as of May 31, 2020.

Cash Flow

We fund our operations with cash generated from sales, capital contributions, debt, and issuances of shares of our Common Stock.

The following table presents our cash flow for the nine months ended May 31, 2020 and 2019:

	Nine Months Ended
	May 31,
	2020	2019
Cash (used in) operating activities	$(18,267)	$(21,618)
Cash provided by financing activities	3,000	31,000
Net Change in Cash for the period	$(15,267)	$9,382

Cash Flows from Operating Activities

For the nine months ended May 31, 2020, net cash used in operating activities was $18,267 compared to $21,618 used during the nine months ended May 31, 2019. For the nine months ended May 31, 2020 we had a net loss of $34,115, which was reduced by a change in working capital of $15,848. For the nine months ended May 31, 2019, we had a net loss of $17,342, which was increased by a change in working capital of $4,276.

Cash Flows from Financing Activities

For the nine months ended May 31, 2020 and 2019, we received $3,000 as advance for Common Stock payable and $31,000 from the issuance of Common Stock, respectively.

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

An evaluation was conducted under the supervision and with the participation of our management of the effectiveness of the design and operation of our disclosure controls and procedures as of May 31, 2020. Based on that evaluation, our management concluded that our disclosure controls and procedures were not effective as of such date to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms. Such officer also confirmed that there was no change in our internal control over financial reporting during the period ended May 31, 2020 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Changes in Internal Controls

There have been no changes in our internal controls over financial reporting identified in connection with the evaluation required by paragraph (d) of Securities Exchange Act Rule 13a-15 or Rule 15d-15 that occurred in the quarter ended May 31, 2020 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

PACIFIC SPORTS EXCHANGE INC.
(Registrant)

Dated: July 15, 2020	/s/ Timothy Conte
Timothy Conte
Chief Executive Officer, President, Chief Financial Officer and Director
(Principal Executive Officer and Principal Financial Officer)

