Form 10-K
period 2020-08-31
Pacific Sports Exchange Inc.
filed 2020-12-14
CIK 1765651

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended: August 31, 2020.

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________ to __________

Commission File Number: 333-230690

PACIFIC SPORTS EXCHANGE INC.
(Exact name of registrant as specified in its charter)

Nevada	83-1189007
(State or Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☒

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.) Yes ☐     No ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold in a private placement conducted by the Company, as of the last business day of the registrant’s most recently completed second fiscal quarter (on February 29, 2020) was approximately $31,000.

The registrant had 14,375,000 common shares outstanding as of December 14, 2020.

PACIFIC SPORTS EXCHANGE INC.

From 10-K

August 31, 2020

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

As used in this Annual Report, the terms “we,” “us,” “our,” “Pacific Sports,” and the “Company,” mean Pacific Sports Exchange, Inc., unless otherwise indicated. All dollar amounts in this Annual Report are expressed in U.S. dollars, unless otherwise indicated.

Management’s Discussion and Analysis is intended to be read in conjunction with the Company’s financial statements and the integral notes (“Notes”) thereto for the fiscal year ending August 31, 2020. The following statements may be forward-looking in nature and actual results may differ materially.

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

We operate as an on-line only entity and utilize eBay our primary marketing channel. We will also optimize our own website for ‘global’ search terms and internally vend equipment through an expanding referral network of repeat customers.

Our principal executive office is located at 25188 Marion Ave, Unit B108 Punta Gorda, FL 33950 and our telephone number is (877) 571-5562. Our corporate website is www.pacificsportsexchange.com.

We have not been subject to any bankruptcy, receivership, or similar proceeding.

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

We operate as an on-line only entity and utilize eBay as our primary marketing channel. We will also optimize our own website for ‘global’ search terms and internally vend equipment to a worldwide market. Because the Company relies on third-party websites such as ebay to make its sales, such reliance on any third-party platform to generate revenues carries with it certain risks including but not necessarily limited to: the Company could violate the terms of service and lose its selling privileges, or the sites themselves could experience technical issues and/or fail. The Company will always strive to abide by the policies of any third-party platform and will endeavor to provide superior customer service. The Company will also look to improve the marketing and functionality of its own website, to act as a hedge against the risk of relying on third-party partners.

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

Distribution Methods

Potential customers can find our equipment promoted through websites such as eBay and eventually through our own pacificsportsexchange.com website. eBay makes it relatively easy to ship goods to international destinations, and eBay also services the domestic US. market. Through eBay, our Company can ship tennis racquets anywhere within the continental U.S.A. for an average flat rate of $8 per item. In addition to utilizing third-party websites such as eBay, our Company is developing a robust website of our own and will undertake a key-word optimization effort to globally rank the site for tennis and golf related keywords. While eBay allows for start-up companies such as ours to instantly reach a global audience, our longer-term strategy is to have customers interact and purchase equipment directly from our website. Not only will this help with the margin-per-transaction, but also gives us an opportunity to create a long-term relationship and database with each customer. However, it must be cautioned that as website optimization occurs, especially on a global scale, this will take time and resources to accomplish, and initially eBay is our key marketing channel.

Competitive Business Conditions and Strategy; Position in the Industry

Our Company competes with other vendors of golf and tennis equipment. We compete with a wide assortment of vendors from small local golf and tennis shops, to larger established vendors such as Dick’s Sporting Goods and Amazon. There is also an assortment of successful on-line vendors such as Tennis Warehouse, Midwest Sports, Holabird Sports, and Puetz Golf, among others. At first glance the retail industry appears challenging, especially factoring in direct sales from the equipment manufacturers themselves; however, a competitive advantage lies in the specialized nature of both our target customer and our targeted products. While we sell to local domestic customers, our primary target market is foreign buyers from Asia and Europe that have a penchant for specific brands and product models not available in their local markets. We have identified select new and classic equipment that is in high demand to foreign buyers, and we have identified a reliable method to source the desired equipment. Our source of in-demand equipment comes from a network of local tennis and golf shops. Located throughout Southwest Florida, these local shops and their owners are embedded within their communities and have great relationships with the local playing public; season in and season out they receive a steady supply of trade-in equipment. Our Company has found that these vendors are happy to sell this old equipment to us at a discount. Hence, our niche strategy within the larger mass market is to service the specialized and under-served international demand with a supply of equipment sourced from a network of local Florida sport shops. Our Company believes this sourcing strategy can be duplicated on the East Coast of Florida and in other warm weather states such as California and Arizona.

Talent Sources and Names of Principal Suppliers

The key to our success is in the quality of our leadership, and their ability to share industry knowledge and secure a reliable supply chain. Our Company is headed by Timothy Conte, a retired educator and life-long tennis and golf enthusiast. Mr. Conte is passionate about each sport and carries a Florida United States Tennis Association (USTA) tennis ranking, as well as and a 9.2 United States Golf Association (USGA) golf handicap. At both a professional and volunteer level, Mr. Conte has made key Florida vendor/industry contacts and is thoroughly versed on the latest equipment technology. He is also aware and appreciative of classic tennis and golf equipment that stands the test of time and is still widely sought-after today. Mr. Conte is well traveled and has played both tennis and golf in Europe and in Asia. Mr. Conte is currently devoting 20 hours per week to our Company.

Our Company also benefits from the services of Jennifer Whitesides. Mrs. Whitesides is also a golf and tennis enthusiast and is involved in Florida USTA tennis instruction and carries a USGA golf handicap. Mrs. Whitesides’ main responsibility is to secure a reliable supply chain. Golf and tennis shops, trade shows, and re-seller events of South Florida will be the initial source of equipment, followed by a structured buying campaign in California. Mrs. Whitesides works side-by-side with Mr. Conte, leverage her existing industry contacts and ensure that the supply of equipment meets any pending demand. Mrs. Whitesides is working a total of 8 hours per week for our Company.

Both officers also monitor eBay for underpriced listings of tennis and golf equipment. These listings do appear from time to time and offer upside resell opportunity.

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

We can take advantage of these provisions through November 30, 2023. If certain events occur prior to November 30, 2023, including if we become a “large accelerated filer,” our annual gross revenues exceed $1 billion or we issue more than $1 billion of non-convertible debt in any three-year period, we would cease to be an emerging growth company prior to November 30, 2023.

We may choose to take advantage of some but not all of these reduced burdens. We have taken advantage of certain of the reduced disclosure obligations regarding executive compensation in this Annual Report and may elect to take advantage of other reduced burdens in future filings.

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

As of the date of this report there were 33 holders of record of our Common Stock.

Dividend Policy

We have never declared or paid dividends on our capital stock. We currently intend to retain all available funds and any future earnings to fund the development and growth of our business. We do not anticipate paying any dividends on our capital stock in the foreseeable future. Investors should not purchase our securities with the expectation of receiving cash dividends. Any future determination related to our dividend policy will be made at the discretion of our Board of Directors (the “Board”), subject to limitations imposed by Nevada law regarding the ability of corporations to pay dividends, and will depend upon, among other factors, our results of operations, financial condition, capital requirements, contractual restrictions, business prospects and other factors our Board of Directors may deem relevant.

Equity Compensation Plan Information

We do not have any equity compensation plans.

Recent Sales of Unregistered Securities; Use of Proceeds from Registered Securities

On June 19, 2020, we issued, pursuant to a private placement, 1,000,000 shares of common stock to 7 individuals at $0.02 per share for total proceeds of $20,000. The shares of Common Stock issued on June 19, 2020, were registered via our S-1 Registration Statement which was declared effective by the SEC on September 30, 2019.

Purchase of Equity Securities by the Issuer and Affiliated Purchasers

We did not purchase any of our shares of Common Stock or other securities during our fourth quarter of our fiscal year ended August 31, 2020.

Item 6. Selected Financial Data.

Smaller reporting companies are not required to provide the information required by this item.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Results of Operations

The following summary of our results of operations should be read in conjunction with our financial statements for the years ended August 31, 2020 and 2019, which are included herein.

Our operating results for the years ended August 31, 2020 and 2019, and the changes between those periods for the respective items are summarized as follows:

	Years Ended
	August 31,
	2020	2019	Change
Revenue	$5,410	$7,438	$(2,028)
Cost of goods sold	4,768	6,413	(1,645)
Gross profit	642	1,025	(383)
Operating expenses	41,215	31,963	9,252
Net loss	$40,573	$30,938	$9,635

Net loss was $40,573 for the year ended August 31, 2020, and $30,938 for the year ended August 31, 2019. The increase in net loss was primarily due to increased operating expenses.

Cost of goods sold for the years ended August 31, 2020 and 2019 was $4,768 and $6,413, respectively. Operating expenses for the years ended August 31, 2020 and 2019 were $41,215 and $31,963, respectively. Operating expenses during the years ended August 31, 2020 and 2019 were primarily attributed to general and administration expenses of $2,989 and $5,613 and professional fees of $38,226 and $26,350, respectively. The increase in professional fees paid during the year ended August 31, 2020, is primarily due to audit and accounting fees.

Liquidity and Capital

As of August 31, 2020, we had $22,690 in cash, $24,959 in total assets, $25,944 in liabilities and $985 in working capital deficit.

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

Working Capital

The following table presents our working capital (deficit) position as at August 31, 2020 and August 31, 2019:

	August 31,
	2020	2019
Current Assets	$24,959	$25,919
Current Liabilities	25,944	6,331
Working Capital (Deficiency)	$(985)	$19,588

As of August 31, 2020, we had a working capital deficiency of $985 compared to a working capital of $19,588 as of August 31, 2019. As of August 31, 2020, we had current assets of $24,959 (August 31, 2019 - $25,919) and current liabilities of $25,944 (August 31, 2019 - $6,331). The decrease in working capital is primarily due to an increase in accounts payable and accrued liabilities.

Cash Flow

We fund our operations with cash generated from sales, capital contributions, debt, and issuances of Common Stock.

The following table presents our cash flow for the years ended August 31, 2020 and 2019:

	Years Ended
	August 31,
	2020	2019
Cash used in operating activities	$(20,895)	$(24,320)
Cash provided by financing activities	21,500	31,000
Net Change in Cash for the period	$605	$6,680

Cash Flows from Operating Activities

For the year ended August 31, 2020, net cash used in operating activities was $20,895 compared to $24,320 used during the year ended August 31, 2019. For the year ended August 31, 2020, we had a net loss of $40,573, which was reduced by a change in working capital of $19,678. For the year ended August 31, 2019, we had a net loss of $30,938, which was reduced by a change in working capital of $6,618.

Cash Flows from Financing Activities

For the years ended August 31, 2020 and 2019, we received $21,500 and $31,000, respectively, from financing activities. During the year ended August 31, 2020, we received $20,000 from the issuance of 1,000,000 shares of common stock to investors and $1,500 as common stock payable. During the year ended August 31, 2019, we received $31,000 from the issuance of 3,100,000 shares of common stock to unrelated investors.

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

Inventory

All inventory is finished goods. Inventories are stated at the lower of cost or net realizable value. Our Company utilizes first-in first-out for inventory items held. We periodically review inventories for obsolescence and any inventories identified as obsolete are written down. Although we believe that the assumptions used to estimate inventory write-downs are reasonable, future changes in these assumptions could provide a significantly different result. No inventory markdown was recorded during the years ended August 31, 2020 and 2019.

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

Consignment Sales

The Company, as a consignee, provides a service to sell tennis racquets through its online marketplace with eBay. The Company retains a percentage of the proceeds received as payment for its consignment items, which the Company refers to as its take rate. The Company recognizes consignment revenue upon purchase of the consigned good by a customer as its performance obligation of providing consignment services to the consignor is satisfied at that point. The Company reports consignment revenue on a net basis as an agent and not the gross amount collected from a customer. Title to the consigned goods remain with the consignor until transferred to a customer subsequent to purchase of the consigned goods. In any event of damage or loss of consignment items, the Company will recognize an expense and will pay all related disbursements. The Company does not take title of consigned goods at any time.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

Smaller reporting companies are not required to provide the information required by this item.

Item 8. Financial Statements and Supplementary Data.

The consolidated financial statements and Report of Independent Registered Public Accounting Firm are listed in the “Index to Consolidated Financial Statements” on page F-1 and included on pages F-2 through F-12

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

None.

Item 9A. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act that are designed to ensure that information required to be disclosed by us in reports that we file under the Exchange Act is recorded, processed, summarized and reported as specified in the SEC’s rules and forms and that such information required to be disclosed by us in reports that we file under the Exchange Act is accumulated and communicated to our management, including our Treasurer Mrs. Whitesides, and Mr. Conte, our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure. Management, with the participation of our Chief Executive Officer and Chief Financial Officer, performed an evaluation of the effectiveness of our disclosure controls and procedures as of August 31, 2020. Based on that evaluation, our management, including our Chief Executive Officer and Chief Financial Officer, concluded that our disclosure controls and procedures were not effective as of August 31, 2020 due to the material weaknesses and significant deficiencies discussed below.

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

Under the supervision of management, including our Chief Executive Officer and our Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and subsequent guidance prepared by the Commission specifically for smaller public companies as of August 31, 2020. Based on that evaluation, our management concluded that our internal control over financial reporting was not effective as of August 31, 2020 because it identified the following material weakness and significant deficiencies:

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

Changes in Internal Controls over Financial Reporting

There have been no changes in our internal control over financial reporting during the year ended August 31, 2020 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information.

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

Executive Officers and Directors

The following table sets forth the name, age and position of each of our executive officers and directors as of the date of this Prospectus.

Name	Age	Position
Timothy Conte	74	President, Chief Executive Officer, Chief Financial Officer and Director
Jennifer Whitesides	38	Secretary, Treasurer and Director

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

Our Board of Directors believes that Mr. Conte is qualified to serve as a member of our Board because of the perspective and experience he brings in business management and from his athletic expertise.

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

Our Board of Directors believes that Ms. Whitesides is qualified to serve as a member of our Board because of the perspective and experience she brings in the sports community.

Code of Ethics

We have not adopted a formal Code of Ethics. Our Board evaluated the business of our Company and the number of employees and determined that since the business is operated by a small number of persons, general rules of fiduciary duty and federal and state criminal, business conduct and securities laws are adequate ethical guidelines. In the event our operations, employees and/or our directors expand in the future, we may take actions to adopt a formal Code of Ethics.

Board of Directors, Committees and Director Independence

Our Board of Directors currently consists of two (2) members. Neither of our directors is considered to be an independent director because they each serve our Company as an executive officer. We have not established any committees of our Board, nor are either of our directors “audit committee financial experts” within the meaning of the rules of the SEC.

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

Item 11. Executive Compensation.

Summary Compensation Table

The table below summarizes all compensation awarded to, earned by, or paid to our named executive officers for all services rendered in all capacities to us for the fiscal year ended August 31, 2020 and 2019.

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Timothy Conte	2020	-	-	-	-	-	-	-	-
President, CEO, CFO and Director	2019	-	-	-	-	-	-	-	-

Jennifer Whitesides	2020	-	-	-	-	-	-	-	-
Secretary, Treasurer and Director	2019	-	-	-	-	-	-	-	-

Our Board of Directors determines the compensation given to our executive officers in their sole determination. Our Board of Directors reserves the right to pay our executive or any future executives a salary, and/or issue them shares of our Common Stock in consideration for services rendered and/or to award incentive bonuses which are linked to our performance, as well as to the individual executive officer’s performance. This may also include long-term stock-based compensation to certain executives, which is intended to align the performance of our executives with our long-term business strategies. Additionally, while our Board of Directors has not granted any performance-based stock options to date, our Board reserves the right to grant such options in the future, if our Board, in its sole determination believes such grants would be in the best interest of our Company.

Employment Agreements

We do not have any employment or consulting agreement with any directors or officers.

Stock Options

We have not granted any stock options to our executive officers since inception.

Director Compensation

Our Board of Directors does not currently receive any consideration for their services as members of our Board. Our Board reserves the right in the future to award the members of our Board cash and/or stock based consideration for their services to our Company, which awards, if granted shall be in the sole determination of our Board.

Retirement Plans

Our Company currently maintains no plans for its executive officers or employees that provide for payments or other benefits at, following or in connection with retirement.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table sets forth certain information regarding beneficial ownership of our Common Stock as of December 14, 2020 (a) by each person known by us to own beneficially 5% or more of our Common Stock, (b) by each of our named executive officers and each of our directors and (c) by all executive officers and directors of the Company as a group. As of December 14, 2020, there were 14,375,000 shares of our Common Stock issued and outstanding. Unless otherwise noted, we believe that all persons named in the table have sole voting and investment power with respect to all the shares beneficially owned by them.

Name and Address of Beneficial Owner	Common Shares Beneficially Owned	Percentage of Common Shares Beneficially Owned
Timothy Conte 25188 Mario Ave, Unit 108 Punta Gorda, FL 33950	5,000,000 shares of common stock	34.78%
Jennifer Whitesides 25188 Mario Ave, Unit 108 Punta Gorda, FL 33950	5,000,000 shares of common stock	34.78%
Directors and Executive Officers as a Group	10,000,000 shares of common stock	69.57%

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

Item 14. Principal Accounting Fees and Services.

The following table shows the fees that were billed for the audit and other services provided by our independent auditors for the fiscal years ended August 31, 2020 and 2019, respectively.

	2020	2019

Audit Fees	$12,500	$9,350
Audit-Related Fees	-	-
Tax Fees	-	-
All Other Fees	-	-
Total	$12,500	$9,350

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

Pacific Sports Exchange Inc.
(Registrant)

Dated: December 14, 2020	/s/ Timothy Conte
Timothy Conte
Chief Executive Officer, President, Chief Financial Officer and Director

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Dated: December 14, 2020	/s/ Timothy Conte
Timothy Conte
Chief Executive Officer, President, Chief Financial Officer and Director
(principal executive officer, and principal financial officer)

Dated: December 14, 2020	/s/ Jennifer Whitesides
Jennifer Whitesides
Secretary, Treasurer and Director
(principal accounting officer)

INDEX TO AUDITED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEAR ENDED AUGUST 31, 2020 AND 2019

PACIFIC SPORTS EXCHANGE INC.

AUDITED FINANCIAL STATEMENTS

For the Years Ended August 31, 2020 and 2019

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders

Pacific Sports Exchange, Inc.

Punta Gorda, Florida

Opinion on the Financial Statements

We have audited the accompanying balance sheets of Pacific Sports Exchange, Inc. (the Company) as of August 31, 2020 and 2019, and the related statements of operations, changes in stockholders’ equity (deficit), and cash flows for the years then ended, and the related notes (collectively referred to as the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of August 31, 2020 and 2019, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

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

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

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

Pinnacle Accountancy Group of Utah

Farmington, Utah

December 11, 2020

PACIFIC SPORTS EXCHANGE INC.

Balance Sheets

	As of
	August 31,
	2020	2019
ASSETS
Current Assets
Cash and cash equivalents	$22,690	$22,085
Inventory	2,269	3,834
Total Current Assets	24,959	25,919
TOTAL ASSETS	$24,959	$25,919

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current Liabilities
Accounts payable and accrued liabilities	$24,444	$6,331
Common Stock payable	1,500	-
Total Current Liabilities	25,944	6,331

Stockholders’ Equity (Deficit)
Common Stock: 220,000,000 shares authorized; $0.001 par value; 14,100,000 and 13,100,000 shares issued and outstanding, respectively.	14,100	13,100
Additional paid-in capital	57,466	38,466
Accumulated deficit	(72,551)	(31,978)
Total Stockholders’ Equity (Deficit)	(985)	19,588
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)	$24,959	$25,919

The accompanying notes are an integral part of these audited financial statements.

PACIFIC SPORTS EXCHANGE INC.

Statements of Operations

	Year Ended
	August 31,
	2020	2019

Revenues	$5,410	$7,438
Cost of goods sold	(4,768)	(6,413)
Gross profit	642	1,025
Operating Expenses
General and administrative	2,989	5,613
Professional fees	38,226	26,350
Total operating expenses	41,215	31,963
Operating loss	(40,573)	(30,938)
Net loss before income taxes	(40,573)	(30,938)
Provision for income taxes	-	-
Net loss	$(40,573)	$(30,938)
Basic and Diluted Loss per Common Share	$(0.00)	$(0.00)
Basic and Diluted Weighted Average Common Shares Outstanding	13,302,740	11,996,438

The accompanying notes are an integral part of these audited financial statements.

PACIFIC SPORTS EXCHANGE INC.

Statement of Changes in Stockholders’ Equity (Deficit)

			Additional
	Common Stock		Paid-in	Accumulated
	Shares	Amount	Capital	Deficit	Total
Balance - August 31, 2018	10,000,000	$10,000	$10,566	$(1,040)	$19,526
Issuance of Common shares	3,100,000	3,100	27,900	-	31,000
Net loss	-	-	-	(30,938)	(30,938)
Balance - August 31, 2019	13,100,000	13,100	38,466	(31,978)	19,588
Issuance of Common shares	1,000,000	1,000	19,000	-	20,000
Net loss	-	-	-	(40,573)	(40,573)
Balance - August 31, 2020	14,100,000	$14,100	$57,466	$(72,551)	$(985)

The accompanying notes are an integral part of these audited financial statements.

PACIFIC SPORTS EXCHANGE INC.

Statements of Cash Flows

	Year Ended
	August 31,
	2020	2019

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(40,573)	$(30,938)
Changes in operating assets and liabilities:
Inventory	1,565	1,454
Accounts payable and accrued liabilities	18,113	5,164
Net cash used in operating activities	(20,895)	(24,320)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from issuance of Common Stock	20,000	31,000
Proceeds from Common Stock payable	1,500	-
Net cash provided by financing activities	21,500	31,000

Net change in cash for the period	605	6,680
Cash at beginning of period	22,085	15,405
Cash at end of period	$22,690	$22,085

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid for income taxes	$-	$-
Cash paid for interest	$-	$-

The accompanying notes are an integral part of these audited financial statements.

PACIFIC SPORTS EXCHANGE INC.

NOTES TO THE AUDITED FINANCIAL STATEMENTS

August 31, 2020 and 2019

NOTE 1 - ORGANIZATION, DESCRIPTION OF BUSINESS AND GOING CONCERN

Pacific Sports Exchange Inc., (“Pacific Sports” “the Company,” “we” or “us”) was incorporated in the state of Delaware on July 2, 2018. It is based in Punta Gorda, Florida. The accounting and reporting policies of the Company conform to accounting principles generally accepted in the United States of America, and the Company’s fiscal year end is August 31.

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

Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the realization of assets and the liquidation of liabilities in the normal course of business. As of August 31, 2020, the Company has an accumulated deficit and has earned nominal revenues.

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

Although being an online-only reseller of sports equipment with no physical “brick and mortar” retail site mitigates against the effects of COVID-19 on our operations, government issued “stay at home” orders, and the previous, and any ongoing or future, closure of gyms, athletic clubs, golf courses and other recreational facilities has and will continue to negatively impact our operations and ability to generate revenues from operations. The result of such orders and closures is that fewer people, both in the U.S. and around the World, are able (and/or willing) to engage in physical activities, and recreation, whether indoors or outdoors. Fewer people engaging in physical activities, and recreation, likely will mean fewer people in the market to purchase new and/or used sporting equipment which will have a materially negative affect on our ability to generate revenues from operations.

If we are unable to generate sufficient revenues from operations to grow our business, or even sustain operations, we will be forced to rely on raising capital through debt financing and/or equity financing (such as through the sales of shares of our Common Stock registered via a Form S-1 originally declared effective on September 30, 2019). There are no guarantees we will be able to raise additional capital through debt financing and/or equity financing (including through the sale of shares of our Common Stock previously registered via Form S-1).

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

Cash and Cash Equivalents

Cash and cash equivalents include cash in banks, money market funds, and certificates of term deposits with maturities of less than three months from inception, which are readily convertible to known amounts of cash and which, in the opinion of management, are subject to an insignificant risk of loss in value. The Company had $22,690 and $22,085 in cash and cash equivalents as of August 31, 2020 and 2019, respectively.

Accounts Receivable and Allowance for Uncollectible Accounts

Trade accounts receivable are recorded at the invoiced amount and do not bear interest. The allowance for doubtful accounts is the Company’s best estimate of the amount of probable credit losses in its existing accounts receivable. The Company maintains allowances for doubtful accounts for estimated losses resulting from the inability of its customers to make required payments for services. Accounts with known financial issues are first reviewed and specific estimates are recorded. The remaining accounts receivable balances are then grouped in categories by the number of days the balance is past due, and the estimated loss is calculated as a percentage of the total category based upon past history. Account balances are charged against the allowance when it is probable that the receivable will not be recovered. The Company had no accounts receivable or allowance for doubtful accounts at August 31, 2020 or 2019.

Inventory

The Company’s inventory consists of tennis and golf equipment. All inventory is finished goods. Inventories are stated at the lower of cost or net realizable value. Inventory is stored on-site at the Florida office of the Company. The Company utilizes first-in first-out for inventory items held. We periodically review inventories for obsolescence and any inventories identified as obsolete are written down. Although we believe that the assumptions, we use to estimate inventory write-downs are reasonable, future changes in these assumptions could provide a significantly different result. No inventory markdown was recorded during the years ended August 31, 2020 or 2019.

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

The Company operates as an online-only retailer and utilizes eBay Inc. (“eBay”) as its prime marketing channel. The Company currently relies on eBay, a third-party marketplace, to facilitate its sales. Such reliance on any third party platform to generate revenues carries with it certain risks, including but not necessarily limited to: the Company could violate the terms of service and lose its selling privileges, or the sites themselves could experience technical issues and/or fail. The Company always strives to abide by the policies of any third-party platform and endeavors to provide superior customer service.

Typical sales transactions are usually fulfilled within twenty four (24) hours of completing the transaction online. Contracts stating the transaction price and our performance obligation to deliver the ordered products are deemed to be entered into on eBay at the time the customer submits payment, which is conducted through the PayPal payment platform. Due to the instantaneous nature of a customer submitting an order online at a stated price and the same or next business day shipment of product, the Company does not anticipate that variable consideration or contract assets or liabilities will arise in the normal course of business.

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

Consignment Sales

The Company, as a consignee, provides a service to sell tennis racquets through its online marketplace with eBay. The Company retains a percentage of the proceeds received as payment for its consignment items, which the Company refers to as its take rate. The Company recognizes consignment revenue upon purchase of the consigned good by a customer as its performance obligation of providing consignment services to the consignor is satisfied at that point. The Company reports consignment revenue on a net basis as an agent and not the gross amount collected from a customer. Title to the consigned goods remain with the consignor until transferred to a customer subsequent to purchase of the consigned goods. In any event of damage or loss of consignment items, the Company will recognize an expense and will pay all related disbursements. The Company does not take title of consigned goods at any time.

Cost of Goods Sold

Cost of goods sold includes the following expenses: inventory costs and expenses related to eBay fees, repair and shipping services.

Net Loss Per Share of Common Stock

The Company has adopted ASC Topic 260, ”Earnings per Share,” (“EPS”) which requires presentation of basic and diluted EPS on the face of the statement of operations for all entities with complex capital structures, and requires a reconciliation of the numerator and denominator of the EPS computation. In the accompanying financial statements, basic earnings (loss) per share is computed by dividing net loss by the weighted average number of shares of Common Stock outstanding during the period. Potentially dilutive securities (such as warrants, options, convertible Preferred Stock, and convertible debt) are excluded from the computation of dilutive earnings (loss) per share when their effect would be anti-dilutive. The Company has no potentially dilutive securities currently issued and outstanding, so basic and dilutive loss per share are the same.

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

Related Parties

The Company follows ASC 850, ”Related Party Disclosures,” for the identification of related parties and disclosure of related party transactions.

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

Fair value estimates discussed herein are based upon certain market assumptions and pertinent information available to management as of August 31, 2020 and 2019. The carrying values of our financial instruments, including, cash and cash equivalents, prepaid expenses, and accounts payable, approximate their fair values due to the short-term maturities of these financial instruments.

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

Concentrations

During the years ended August 31, 2020 and 2019, revenue was comprised of one sales channel (ebay.com) over the Internet to unrelated third parties. These sales represented 100% of the revenues of the Company for the year ended August 31, 2020 and 2019.

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

NOTE 3 – EQUITY

Common Stock

The Company has authorized 220,000,000 shares of Common Stock with a par value of $0.001 per share. Each Common share entitles the holder to one vote, in person or proxy, on any matter on which action of the stockholders of the corporation is sought.

During the year ended August 31, 2019, the Company issued to fourteen (14) unrelated investors, 3,100,000 shares of common stock for $31,000.

On June 19, 2020, the Company issued 1,000,000 shares of Common Stock to unaffiliated individuals, for total proceeds of $20,000.

As of August 31, 2020 and 2019, the Company had 14,100,000 and 13,100,000 shares of Common Stock issued and outstanding, respectively.

NOTE 4 - RELATED PARTY TRANSACTIONS

The Company does not own or lease property or lease office space. The office space used by the Company was arranged by the founder of the Company to use at no charge.

The Company does not have employment contracts with its sole key employee, the controlling Shareholder, who is an officer and director of the Company.

NOTE 5 – PROVISION FOR INCOME TAXES

The Company provides for income taxes under ASC 740,”Income Taxes.” Under the asset and liability method of ASC 740, deferred tax assets and liabilities are recorded based on the differences between the financial statement and tax basis of assets and liabilities and the tax rates in effect when these differences are expected to reverse. A valuation allowance is provided for certain deferred tax assets if it is more likely than not that the Company will not realize tax assets through future operations.

The provision for income taxes differs from the amounts which would be provided by applying the statutory federal income tax rate of 21% to the net loss before provision for income taxes for the following reasons:

	August 31,	August 31,
	2020	2019
Income tax expense at statutory rate	$8,520	$6,497
Valuation allowance	(8,520)	(6,497)
Income tax expense per books	$-	$-

Net deferred tax assets consist of the following components as of:

	August 31,	August 31,
	2020	2019
NOL Carryover	$15,235	$6,715
Valuation allowance	(15,235)	(6,715)
Net deferred tax asset	$-	$-

As of August 31, 2020, the Company had approximately $71,511 of net operating losses (“NOL”) carried forward to offset taxable income in future years which expire commencing in fiscal 2038. NOLs generated in tax years prior to August 31, 2018, can be carried forward for twenty (20) years and NOLs generated after August 31, 2018 can be carried forward indefinitely. NOL carry forwards may be subject to an annual limitation due to ownership change limitations that may have occurred or that could occur in the future, as required by Section 382 of the Internal Revenue Code of 1986, as amended (the “Code”). These ownership changes may limit the amount of the NOL carry forwards that can be utilized annually to offset future taxable income and tax, respectively. In general, an “ownership change” as defined by Section 382 of the Code results from a transaction or series of transactions over a three-year period resulting in an ownership change of more than 50 percentage points of the outstanding stock of a company by certain stockholders.

Tax returns for the years ended 2018, 2019 and 2020 are subject to review by the tax authorities. The Company has no liabilities related to uncertain tax positions or unrecognized benefits as of the year ended August 31, 2020. The Company has not accrued for interest or penalties associated with unrecognized tax liabilities.

NOTE 6 - COMMON STOCK PAYABLE

During August 2020, the Company received $1,500 for Common Stock subscriptions for 75,000 shares of Common Stock. The Company accepted the subscriptions and issued the shares on September 6, 2020 (see Note 7).

NOTE 7 - SUBSEQUENT EVENTS

On September 6, 2020, pursuant to our S-1 Registration Statement declared effective on September 30, 2019, the Company issued 275,000shares of Common Stock to unaffiliated individuals, for total proceeds of $5,500.

The Company has evaluated events occurring subsequent to August 31, 2020 through the issuance of the financials and determined that there are no additional events requiring disclosure.

