Form 10-Q
period 2020-11-30
Pacific Sports Exchange Inc.
filed 2021-01-14
CIK 1765651

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: November 30, 2020

or

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____________ to _____________

Commission File Number: 333-230690

PACIFIC SPORTS EXCHANGE INC.
(Exact name of registrant as specified in its charter)

Nevada	83-1189007
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

2621 Southwest 10th Ave. Cape Coral, FL	33914
(Address of principal executive offices)	(Zip Code)

(877) 571-5562

(Registrant’s telephone number, including area code)

25188 Marion Ave., Unit B108, Punta Gorda, FL 33950

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

14,375,000 shares of Common Stock issued and outstanding as of January 13, 2020.

2

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

PACIFIC SPORTS EXCHANGE INC.

INTERIM CONDENSED FINANCIAL STATEMENTS

For the Three Months Ended November 30, 2020

(Unaudited)

PACIFIC SPORTS EXCHANGE INC.

Balance Sheets

(Unaudited)

	As of	As of
	November 30,	August 31,
	2020	2020
ASSETS
Current Assets
Cash and cash equivalents	$22,509	$22,690
Inventory	2,177	2,269
Total Current Assets	24,686	24,959
TOTAL ASSETS	$24,686	$24,959

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current Liabilities
Accounts payable and accrued liabilities	$26,041	$24,444
Common stock payable	-	1,500
Total Current Liabilities	26,041	25,944

Stockholders' Deficit
Common stock: 220,000,000 shares authorized; $0.001 par value; 14,375,000 and 14,100,000 shares issued and outstanding respectively.	14,375	14,100
Additional paid-in capital	62,691	57,466
Accumulated deficit	(78,421)	(72,551)
Total Stockholders' Deficit	(1,355)	(985)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$24,686	$24,959

The accompanying notes are an integral part of these unaudited condensed financial statements.

PACIFIC SPORTS EXCHANGE INC.

Statements of Operations

(Unaudited)

	Three Months Ended
	November 30,
	2020	2019

Revenues	$11,343	$1,227
Cost of goods sold	(9,475)	(1,137)
Gross profit	1,868	90
Operating Expenses
General and administrative	113	555
Professional fees	7,625	18,835
Total operating expenses	7,738	19,390
Operating loss	(5,870)	(19,300)
Net loss before income taxes	(5,870)	(19,300)
Provision for income taxes	-	-
Net loss	$(5,870)	$(19,300)
Basic and diluted loss per common share	$(0.00)	$(0.00)
Basic and diluted weighted average common shares outstanding	14,357,065	13,100,000

The accompanying notes are an integral part of these unaudited condensed financial statements.

PACIFIC SPORTS EXCHANGE INC.

Statement of Changes in Stockholders’ Equity (Deficit)

(Unaudited)

 For the Three Months Ended November 30, 2020

			Additional
	Common Stock		Paid-in	Accumulated
	Shares	Amount	Capital	Deficit	Total
Balance - August 31, 2020	14,100,000	$14,100	$57,466	$(72,551)	$(985)
Issuance of common shares for cash	275,000	275	5,225	-	5,500
Net Loss	-	-	-	(5,870)	(5,870)
Balance - November 30, 2020	14,375,000	$14,375	$62,691	$(78,421)	$(1,355)

For the Three Months Ended November 30, 2019

			Additional
	Common Stock		Paid-in	Accumulated
	Shares	Amount	Capital	Deficit	Total
Balance - August 31, 2019	13,100,000	$13,100	$38,466	$(31,978)	$19,588
Net Loss	-	-	-	(19,300)	(19,300)
Balance - November 30, 2019	13,100,000	$13,100	$38,466	$(51,278)	$288

The accompanying notes are an integral part of these unaudited condensed financial statements.

PACIFIC SPORTS EXCHANGE INC.

Statements of Cash Flows

(Unaudited)

	Three Months Ended
	November 30,
	2020	2019

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(5,870)	$(19,300)
Changes in operating assets and liabilities:
Inventory	92	770
Accounts payable and accrued liabilities	1,597	3,628
Net cash used in operating activities	(4,181)	(14,902)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from issuance of common stock	4,000	-
Net cash provided by financing activities	4,000	-

Net change in cash for the period	(181)	(14,902)
Cash at beginning of period	22,690	22,085
Cash at end of period	$22,509	$7,183

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid for income taxes	$-	$-
Cash paid for interest	$-	$-

NON-CASH INVESTING AND FINANCING ACTIVITIES:
Issuance of common stock for common stock payable	$1,500	$-

The accompanying notes are an integral part of these unaudited condensed financial statements.

PACIFIC SPORTS EXCHANGE INC.

NOTES TO THE UNAUDITED FINANCIAL STATEMENTS

November 30, 2020

NOTE 1 - ORGANIZATION, DESCRIPTION OF BUSINESS AND GOING CONCERN

Pacific Sports Exchange Inc., (“Pacific Sports” “the Company,” “we” or “us”) was incorporated in the State of Delaware on July 2, 2018 and is based in Cape Coral, Florida. The accounting and reporting policies of the Company conform to accounting principles generally accepted in the United States of America, and the Company’s fiscal year end is August 31.

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

Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the realization of assets and the liquidation of liabilities in the normal course of business. As of November 30, 2020, the Company has an accumulated deficit and has earned nominal operating revenues.

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

As an online-only re-seller of new and used sports equipment we do not have employees or a physical retail location where customers shop. Those factors somewhat mitigate against the negative effects of COVID-19 on our operations. To the extent that we hold any inventory in any sporting equipment we intend to resell, such equipment is thoroughly cleaned and sanitized upon our receipt thereof and will be again immediately prior to shipping such equipment to any buyer. For any equipment sold through us, but not held as inventory by us, we request the originating source of such equipment to thoroughly clean and sanitize all equipment prior to shipping the equipment to a buyer, and we also caution all buyers (whether buying inventory directly from us, or equipment from third-parties through us) to thoroughly clean and sanitize all equipment upon receipt of the same.

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

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial statements and with the instructions to Form 10-Q and Article 8 of Regulation S-X of the United States Securities and Exchange Commission (“SEC”). Accordingly, they do not contain all information and footnotes required by accounting principles generally accepted in the United States of America for annual financial statements. In the opinion of the Company’s management, the accompanying unaudited financial statements contain all the adjustments necessary (consisting only of normal recurring accruals) to present the financial position of the Company as of November 30, 2020 and the results of operations and cash flows for the periods presented. The results of operations for the period ended November 30, 2020 are not necessarily indicative of the operating results for the full fiscal year or any future period. These unaudited financial statements should be read in conjunction with the financial statements and related notes thereto included in the Company’s Annual Report on Form 10-K for the year ended August 31, 2020 filed with the SEC on December 14, 2020.

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

Typical sales transactions are usually fulfilled within twenty--four (24) hours of completing the transaction online. Contracts stating the transaction price and our performance obligation to deliver the ordered products are deemed to be entered into via eBay at the time the customer submits payment, which is conducted through the PayPal payment platform. Due to the instantaneous nature of a customer submitting an order online at a stated price and the same or next business day shipment of product, the Company does not anticipate that variable consideration or contract assets or liabilities will arise in the normal course of business.

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

Consignment Sales

The Company, as a consignee, provides a service to sell tennis racquets through its online marketplace with eBay. The Company retains a percentage of the proceeds received as payment for its consignment items, which the Company refers to as its ''take rate.'' The Company recognizes consignment revenue upon shipment of the consigned good to a customer as its performance obligation of providing consignment services to the consignor is satisfied at that point. The Company reports consignment revenue on a net basis as an agent and not the gross amount collected from a customer. Title to the consigned goods remain with the consignor until transferred to a customer subsequent to purchase of the consigned goods. In any event of damage or loss of consignment items, the Company will recognize an expense and will pay all related disbursements. The Company does not take title of consigned goods at any time.

Other Sales

The Company purchases used golf carts as their own inventory for resale. The Company reports revenue on a gross basis from amounts collected from the customer upon transferring the product to the buyer.

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

On September 6, 2020, pursuant to our S-1 Registration Statement declared effective on September 30, 2019, the Company issued 275,000 shares of Common Stock to unaffiliated individuals, for total proceeds of $5,500, of which $1,500 was received prior to year-end and reported as Common Stock payable in the November 30, 2020 balance sheet.

As of November 30, 2020 and August 31, 2020, the Company had 14,375,000 and 14,100,000 shares of Common Stock issued and outstanding, respectively.

NOTE 4 - SUBSEQUENT EVENTS

The Company has evaluated events occurring subsequent to November 30, 2020 through the issuance of the financials and determined that there are no additional events requiring disclosure.

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

General Overview

We were incorporated in Delaware on July 2, 2018, to engage in the business of re-selling new and used tennis and golf equipment.We have since added used golf carts to our resale inventory and have begun engaging in consignment sales of tennis rackets. The concept is to source top-quality, in-demand equipment, and resell it to both domestic and international customers. Our Company has identified popular brands and models that retain value, in new and used condition, across the various markets in which we plan to sell.

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

On June 19, 2020, we issued 1,000,000 shares of Common Stock for $20,000 to 7 individuals pursuant to our Prospectus Offering.

On September 6, 2020, pursuant to our S-1 Registration Statement declared effective on September 30, 2019, the Company issued 275,000 shares of Common Stock to unaffiliated 10 individuals, for total proceeds of $5,500.

Our principal executive office is located at 2621 Southwest 10th Ave., Cape Coral, FL, 33914 and our telephone number is (877) 571-5562. Our corporate website is www.pacificsportsexchange.com.

We have not been subject to any bankruptcy, receivership, or similar proceeding.  We do not have any subsidiaries.

Our Current Business

We specialize in the re-selling of new and used tennis and golf equipment, including reselling used golf carts and engaging in consignment sales of tennis rackets. The concept is to source top-quality, in-demand equipment and resell it to both domestic and international customers. We have identified popular brands and models that retain their value in new and used condition.

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

Results of Operations

The following summary of our results of operations should be read in conjunction with our financial statements for the three months ended November 30, 2020 and 2019, which are included herein.

Three months ended November 30, 2020, compared to three months ended November 30, 2019.

	Three Months Ended
	November 30,		Increase
	2020	2019	(Decrease)
Revenue	$11,343	$1,227	$10,116
Cost of goods sold	9,475	1,137	8,338
Gross profit	1,868	90	1,778
Operating expenses	7,738	19,390	(11,652)
Net loss	$5,870	$19,300	$(13,430)

The decrease in net loss was primarily due to increased revenue and decrease in operating expenses.

Operating expenses during the three months ended November 30, 2020 and 2019 were primarily attributed to general and administration expenses of $113 and $555 and professional fees of $7,625 and $18,835, respectively.

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

As of November 30, 2020 and August 31, 2020, we had the following balance sheet amounts:

	November 30,	August 31,	Increase
	2020	2020	(Decrease)
Cash	$22,509	$22,690	$(181)
Total Assets	24,686	24,959	(273)
Total Liabilities	26,041	25,944	97
Working Capital (Deficiency)	$(1,355)	$(985)	$(370)

As of November 30, 2020, our current and total assets were $24,686, consisting of cash of $22,509 and inventory of $2,177.  As of August 31, 2020, our current and total assets were $24,959, consisting of cash of $22,690 and inventory of $2,269.

As of November 30, 2020, our total liabilities were all current liabilities, which consisted of accounts payable and accrued liabilities. As of August 31, 2020, liabilities consisted of $24,444 accounts payable and accrued liabilities and $1,500 common stock payable.

Working Capital

The following table presents our working capital (deficiency) position as at November 30, 2020 and August 31, 2020:

	November 30,	August 31,
	2020	2020
Current Assets	$24,686	$24,959
Current Liabilities	26,041	25,944
Working Capital (Deficiency)	$(1,355)	$(985)

As of November 30, 2020, we had a working capital deficiency of $1,355 compared to working capital deficiency of $985 as of August 31, 2020. As of November 30, 2020, we had current assets of $24,686 (August 31, 2020 - $24,959) and current liabilities of $26,041 (August 31, 2020 - $25,944). The decrease in working capital is primarily due to the decrease in cash to fund operating expenses and increase in accounts payable and accrued liabilities as of November 30, 2020.

Cash Flow

We fund our operations with cash generated from sales, capital contributions, debt, and issuances of shares of our Common Stock.

The following table presents our cash flow for the three months ended November 30, 2020 and 2019:

	Three Months Ended
	November 30,
	2020	2019
Cash used in operating activities	$(4,181)	$(14,902)
Cash provided by financing activities	4,000	-
Net Change in Cash for the period	$(181)	$(14,902)

Cash Flows from Operating Activities

For the three months ended November 30, 2020, net cash used in operating activities was $4,181 compared to $14,902 used during the three months ended November 30, 2019. For the three months ended November 30, 2020 we had a net loss of $5,870, which was reduced by a change in working capital of $1,689. For the three months ended November 30, 2019, we had a net loss of $19,300, which was reduced by a change in working capital of $4,398.

Cash Flows from Financing Activities

For the three months ended November 30, 2020 and 2019, we received $4,000 and $0, respectively, from the issuance of Common Stock.

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

Typical sales transactions are usually fulfilled within twenty-four (24) hours of completing the transaction online. Contracts stating the transaction price and our performance obligation to deliver the ordered products are deemed to be entered into on eBay at the time the customer submits payment, which is conducted through the PayPal payment platform. Due to the instantaneous nature of a customer submitting an order online at a stated price and the same (or next)-day shipment of product, the Company does not anticipate that variable consideration or contract assets or liabilities will arise in the normal course of business.

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

Consignment Sales

The Company, as a consignee, provides a service to sell tennis racquets through its online marketplace with eBay. The Company retains a percentage of the proceeds received as payment for its consignment items, which the Company refers to as its ''take rate.'' The Company recognizes consignment revenue upon shipment of the consigned good to a customer as its performance obligation of providing consignment services to the consignor is satisfied at that point. The Company reports consignment revenue on a net basis as an agent and not the gross amount collected from a customer. Title to the consigned goods remain with the consignor until transferred to a customer subsequent to purchase of the consigned goods. In any event of damage or loss of consignment items, the Company will recognize an expense and will pay all related disbursements. The Company does not take title of consigned goods at any time.

Other Sales

The Company purchases used golf carts as their own inventory for resale. The Company reports revenue on a gross basis from amounts collected from the customer upon transferring the product to the buyer.

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

An evaluation was conducted under the supervision and with the participation of our management of the effectiveness of the design and operation of our disclosure controls and procedures as of November 30, 2020. Based on that evaluation, our management concluded that our disclosure controls and procedures were not effective as of such date to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms. Such officer also confirmed that there was no change in our internal control over financial reporting during the period ended November 30, 2020 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Changes in Internal Controls

There have been no changes in our internal controls over financial reporting identified in connection with the evaluation required by paragraph (d) of Securities Exchange Act Rule 13a-15 or Rule 15d-15 that occurred in the quarter ended November 30, 2020 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

PACIFIC SPORTS EXCHANGE INC.
(Registrant)

Dated: January 14, 2021	/s/ Timothy Conte
Timothy Conte
Chief Executive Officer, President, Chief Financial Officer and Director
(Principal Executive Officer and Principal Financial Officer)

