Form 10-Q
period 2021-02-28
Pacific Sports Exchange Inc.
filed 2021-04-13
CIK 1765651

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: February 28, 2021

or

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

14,375,000 shares of Common Stock issued and outstanding as of April 12, 2021.

2

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

PACIFIC SPORTS EXCHANGE INC.

INTERIM CONDENSED FINANCIAL STATEMENTS

For the Six Months Ended February 28, 2021

(Unaudited)

PACIFIC SPORTS EXCHANGE INC.

Balance Sheets

(Unaudited)

	As of	As of
	February 28,	August 31,
	2021	2020
ASSETS
Current Assets
Cash and cash equivalents	$11,752	$22,690
Inventory	3,885	2,269
Total Current Assets	15,637	24,959
TOTAL ASSETS	$15,637	$24,959

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current Liabilities
Accounts payable and accrued liabilities	$29,501	$24,444
Common stock payable	-	1,500
Total Current Liabilities	29,501	25,944

Stockholders' Deficit
Common stock: 220,000,000 shares authorized; $0.001 par value; 14,375,000 and 14,100,000 shares issued and outstanding, respectively	14,375	14,100
Additional paid-in capital	62,691	57,466
Accumulated deficit	(90,930)	(72,551)
Total Stockholders' Deficit	(13,864)	(985)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$15,637	$24,959

The accompanying notes are an integral part of these unaudited condensed financial statements.

PACIFIC SPORTS EXCHANGE INC.
Statements of Operations
(Unaudited)

	Three Months Ended		Six Months Ended
	February 28,	February 29,	February 28,	February 29,
	2021	2020	2021	2020

Revenues	$3,410	$481	$14,753	$1,708
Cost of goods sold	(1,906)	(315)	(11,381)	(1,452)
Gross profit	1,504	166	3,372	256
Operating Expenses
General and administrative	45	705	158	1,260
Professional fees	13,968	4,322	21,593	23,157
Total operating expenses	14,013	5,027	21,751	24,417
Operating loss	(12,509)	(4,861)	(18,379)	(24,161)
Net loss before income taxes	(12,509)	(4,861)	(18,379)	(24,161)
Provision for income taxes	-	-	-	-
Net loss	$(12,509)	$(4,861)	$(18,379)	$(24,161)
Basic and diluted loss per common share	$(0.00)	$(0.00)	$(0.00)	$(0.00)
Basic and diluted weighted average common shares outstanding	14,375,000	13,100,000	14,365,934	13,100,000

The accompanying notes are an integral part of these unaudited condensed financial statements.

PACIFIC SPORTS EXCHANGE INC.

Statement of Changes in Stockholders’ Deficit

(Unaudited)

For the Six Months Ended February 28, 2021

			Additional		Total
	Common Stock		Paid-in	Accumulated	Stockholders’
	Shares	Amount	Capital	Deficit	Deficit
Balance - August 31, 2020	14,100,000	$14,100	$57,466	$(72,551)	$(985)
Issuance of common shares	275,000	275	5,225	-	5,500
Net loss	-	-	-	(5,870)	(5,870)
Balance - November 30, 2020	14,375,000	14,375	62,691	(78,421)	(1,355)
Net loss	-	-	-	(12,509)	(12,509)
Balance - February 28, 2021	14,375,000	$14,375	$62,691	$(90,930)	$(13,864)

For the Six Months Ended February 29, 2020

			Additional		Total
	Common Stock		Paid-in	Accumulated	Stockholders’
	Shares	Amount	Capital	Deficit	Deficit
Balance - August 31, 2019	13,100,000	$13,100	$38,466	$(31,978)	$19,588
Net loss	-	-	-	(19,300)	(19,300)
Balance - November 30, 2019	13,100,000	13,100	38,466	(51,278)	288
Net loss	-	-	-	(4,861)	(4,861)
Balance - February 29, 2020	13,100,000	$13,100	$38,466	$(56,139)	$(4,573)

The accompanying notes are an integral part of these unaudited condensed financial statements.

PACIFIC SPORTS EXCHANGE INC.
Statements of Cash Flows

(Unaudited)

	Six Months Ended
	February 28,	February 29,
	2021	2020

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(18,379)	$(24,161)
Changes in operating assets and liabilities:
Inventory	(1,616)	984
Accounts payable and accrued liabilities	5,057	5,122
Net cash used in operating activities	(14,938)	(18,055)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from issuance of common stock	4,000	-
Net cash provided by financing activities	4,000	-

Net change in cash for the period	(10,938)	(18,055)
Cash at beginning of period	22,690	22,085
Cash at end of period	$11,752	$4,030

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid for income taxes	$-	$-
Cash paid for interest	$-	$-

NON-CASH INVESTING AND FINANCING ACTIVITIES:
Issuance of common stock for common stock payable	$1,500	$-

The accompanying notes are an integral part of these unaudited condensed financial statements.

PACIFIC SPORTS EXCHANGE INC.

NOTES TO THE UNAUDITED FINANCIAL STATEMENTS

February 28, 2021

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

Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the realization of assets and the liquidation of liabilities in the normal course of business. As of February 28, 2021, the Company has an accumulated deficit and has earned nominal operating revenues.

The ability of the Company to obtain profitability is dependent upon, among other things, obtaining additional financing to continue operations, and development of its business plan. In response to these problems, management intends to raise additional operating funds through equity and/or debt financing. However, there can be no assurance management will be successful in its endeavors.

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

If we are unable to generate sufficient revenues from operations to grow our business, or even sustain operations, we will be forced to rely on raising capital through debt and/or equity financing. There are no guarantees we will be able to raise additional capital through debt and/or equity financing.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial statements and with the instructions to Form 10-Q and Article 8 of Regulation S-X of the United States Securities and Exchange Commission (“SEC”). Accordingly, they do not contain all information and footnotes required by accounting principles generally accepted in the United States of America for annual financial statements. In the opinion of the Company’s management, the accompanying unaudited financial statements contain all the adjustments necessary (consisting only of normal recurring accruals) to present the financial position of the Company as of February 28, 2021 and the results of operations and cash flows for the periods presented. The results of operations for the period ended February 28, 2021 are not necessarily indicative of the operating results for the full fiscal year or any future period. These unaudited financial statements should be read in conjunction with the financial statements and related notes thereto included in the Company’s Annual Report on Form 10-K for the year ended August 31, 2020 filed with the SEC on December 14, 2020.

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

On September 6, 2020, pursuant to our S-1 Registration Statement declared effective on September 30, 2019, the Company issued 275,000 shares of Common Stock to unaffiliated individuals, for total proceeds of $5,500, of which $1,500 was received prior to year-end and reported as Common Stock payable in the August 31, 2020 balance sheet.

As of February 28, 2021 and August 31, 2020, the Company had 14,375,000 and 14,100,000 shares of Common Stock issued and outstanding, respectively.

NOTE 4 - SUBSEQUENT EVENTS

The Company has evaluated events occurring subsequent to February 28, 2021 through the issuance of the financials and determined that there are no additional events requiring disclosure.

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

General Overview

We were incorporated in Delaware on July 2, 2018, to engage in the business of re-selling new and used tennis and golf equipment. We have since added used golf carts to our resale inventory and have begun engaging in consignment sales of tennis rackets. The concept is to source top-quality, in-demand equipment, and resell it to both domestic and international customers. Our Company has identified popular brands and models that retain value, in new and used condition, across the various markets in which we plan to sell.

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

Although being an online only reseller of sports equipment with no physical “brick and mortar” retail site mitigates against the effects of COVID-19 on our operations, government issued “stay at home” orders, and the previous, and any ongoing or future, closure, or limitations on use, of gyms, athletic clubs, golf courses and other recreational facilities has and will continue to negatively impact our operations and ability to generate revenues from operations.  The result of such orders and closures is that fewer people, both in the U.S. and around the World, are able (and/or willing) to engage in physical activities, and recreation, whether indoors or outdoors.  Fewer people engaging in physical activities, and recreation, likely will mean fewer people in the market to purchase new and/or used sporting equipment which will have a materially negative affect on our ability to generate revenues from operations.

If we are unable to generate sufficient revenues from operations to grow our business, or even sustain operations, we will be forced to rely on raising capital through debt and/or equity financing.  There are no guarantees we will be able to raise additional capital through debt and/or equity.

Results of Operations

The following summary of our results of operations should be read in conjunction with our financial statements for the three and six months ended February 28, 2021 and February 29, 2020, which are included herein.

Three months ended February 28, 2021, compared to three months ended February 29, 2020.

	Three Months Ended
	February 28,	February 29,	Increase
	2021	2020	(Decrease)
Revenue	$3,410	$481	$2,929
Cost of goods sold	1,906	315	1,591
Gross profit	1,504	166	1,338
Operating expenses	14,013	5,027	8,986
Net loss	$12,509	$4,861	$7,648

The increase in net loss was primarily due to increased operating expenses.

Operating expenses during the three months ended February 28, 2021 and February 29, 2020 were primarily attributed to general and administration expenses of $45 and $705 and professional fees of $13,968 and $4,322, respectively. The increase in operating expenses during the three months ended February 28, 2021, is primarily due to increased accounting, legal and regulatory fees.

Six months ended February 28, 2021, compared to six months ended February 29, 2020.

	Six Months Ended
	February 28,	February 29,	Increase
	2021	2020	(Decrease)
Revenue	$14,753	$1,708	$13,045
Cost of goods sold	11,381	1,452	9,929
Gross profit	3,372	256	3,116
Operating expenses	21,751	24,417	(2,666)
Net loss	$18,379	$24,161	$(5,782)

The decrease in net loss was primarily due to increased revenue and decrease in operating expenses.

Operating expenses during the six months ended February 28, 2021 and February 29, 2020 were primarily attributed to general and administration expenses of $158 and $1,260 and professional fees of $21,593 and $23,157, respectively.

Liquidity and Capital

Our financial statements have been prepared on a going concern basis, which contemplates the realization of assets and settlement of liabilities and commitments in the normal course of business for the foreseeable future. There are no assurances that the Company will be able to either (1) achieve a level of revenues adequate to generate sufficient cash flow from operations; or (2) obtain additional financing through either private placement, public offerings and/or debt financing necessary to support its working capital requirements. To the extent that funds generated from operations and any private placements, public offerings and/or debt financing are insufficient, our Company will have to raise additional working capital. No assurance can be given that additional financing will be available, or if available, will be on terms acceptable to our Company. If adequate working capital is not available to our Company, it may be required to curtail or cease its operations.

As of February 28, 2021 and August 31, 2020, we had the following balance sheet amounts:

	February 28,	August 31,	Increase
	2021	2020	(Decrease)
Cash	$11,752	$22,690	$(10,938)
Total Assets	15,637	24,959	(9,322)
Total Liabilities	29,501	25,944	3,557
Working Capital (Deficiency)	$(13,864)	$(985)	$(12,879)

As of February 28, 2021, our current and total assets were $15,637, consisting of cash of $11,752 and inventory of $3,885.  As of August 31, 2020, our current and total assets were $24,959, consisting of cash of $22,690 and inventory of $2,269.

As of February 28, 2021, our total liabilities of $29,501 were all current liabilities, which consisted of accounts payable and accrued liabilities. As of August 31, 2020, liabilities consisted of $24,444 accounts payable and accrued liabilities and $1,500 common stock payable.

Working Capital

The following table presents our working capital (deficiency) position as at February 28, 2021 and August 31, 2020:

	February 28,	August 31,
	2021	2020
Current Assets	$15,637	$24,959
Current Liabilities	29,501	25,944
Working Capital (Deficiency)	$(13,864)	$(985)

As of February 28, 2021, we had a working capital deficiency of $13,864 compared to working capital deficiency of $985 as of August 31, 2020. As of February 28, 2021, we had current assets of $15,637 (August 31, 2020 - $24,959) and current liabilities of $29,501 (August 31, 2020 - $25,944). The decrease in working capital is primarily due to the decrease in cash to fund operating expenses and increase in accounts payable and accrued liabilities as of February 28, 2021.

Cash Flow

We fund our operations with cash generated from sales, capital contributions, debt, and issuances of shares of our Common Stock.

The following table presents our cash flow for the six months ended February 28, 2021 and February 29, 2020:

	Six Months Ended
	February 28,	February 29,
	2021	2020
Cash used in operating activities	$(14,938)	$(18,055)
Cash provided by financing activities	4,000	—
Net Change in Cash for the period	$(10,938)	$(18,055)

Cash Flows from Operating Activities

For the six months ended February 28, 2021, net cash used in operating activities was $14,938 compared to $18,055 used during the six months ended February 29, 2020. For the six months ended February 28, 2021 we had a net loss of $18,379, which was reduced by a change in working capital of $3,441. For the six months ended February 29, 2020, we had a net loss of $24,161, which was reduced by a change in working capital of $6,106.

Cash Flows from Financing Activities

For the six months ended February 28, 2021 and February 29, 2020, we received $4,000 and $0, respectively, from the issuance of Common Stock.

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

An evaluation was conducted under the supervision and with the participation of our management of the effectiveness of the design and operation of our disclosure controls and procedures as of February 28, 2021. Based on that evaluation, our management concluded that our disclosure controls and procedures were not effective as of such date to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms. Such officer also confirmed that there was no change in our internal control over financial reporting during the period ended February 28, 2021 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Changes in Internal Controls

There have been no changes in our internal controls over financial reporting identified in connection with the evaluation required by paragraph (d) of Securities Exchange Act Rule 13a-15 or Rule 15d-15 that occurred in the quarter ended February 28, 2021 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not Applicable.

Item 5. Other Information

None.

Item 6. Exhibits

Exhibit		INCORPORATED BY REFERENCE
Number	Exhibit Description	Form	Exhibit	Filing Date

3.1	Articles of Incorporation, incorporated by reference to our Registration Statement on Form S-1/A filed on September 30, 2019	S-1/A	3.1	September 30, 2019
3.2	Bylaws, incorporated by reference to our Registration Statement on Form S-1/A filed on September 30, 2019	S-1/A	3.2	September 30, 2019
3.3	Amended and Restated Certificate of Incorporation	POS AM	3.3	December 11, 2019
3.4	Amended and Restated Bylaws	POS AM	3.4	December 11, 2019
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

PACIFIC SPORTS EXCHANGE INC.
(Registrant)

Dated: April 12, 2021	/s/ Timothy Conte
Timothy Conte
Chief Executive Officer, President, Chief Financial Officer and Director
(Principal Executive Officer and Principal Financial Officer)

