Form 10-Q
period 2021-05-31
Pacific Sports Exchange Inc.
filed 2021-07-20
CIK 1765651

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: May 31, 2021

Or

☐     TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________ to __________

Commission File Number: 333-230690

PACIFIC SPORTS EXCHANGE INC.
(Exact name of registrant as specified in its charter)

Nevada	83-1189007
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

2149 Rio De Janeiro Ave., Punta Gorda, FL	33983
(Address of principal executive offices)	(Zip Code)

(877) 571-5562

(Registrant’s telephone number, including area code)

2621 Southwest 10th Ave., Cape Coral, FL 33914

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

14,375,000 shares of Common Stock issued and outstanding as of July 19, 2021.

2

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

PACIFIC SPORTS EXCHANGE INC.

INTERIM CONDENSED FINANCIAL STATEMENTS

For the Nine Months Ended May 31, 2021

(Unaudited)

PACIFIC SPORTS EXCHANGE INC.

Balance Sheets

(Unaudited)

	As of	As of
	May 31,	August 31,
	2021	2020
Assets
Current Assets
Cash	$14,907	$22,690
Inventory	1,900	2,269
Total Current Assets	16,807	24,959
Total Assets	$16,807	$24,959

Liabilities and Stockholders’ Deficit
Current Liabilities
Accounts payable and accrued liabilities	$35,559	$24,444
Common stock payable	-	1,500
Total Current Liabilities	35,559	25,944

Stockholders’ Deficit
Common stock: 220,000,000 shares authorized; $0.001 par value; 14,375,000 and 14,100,000 shares issued and outstanding, respectively	14,375	14,100
Additional paid-in capital	62,691	57,466
Accumulated deficit	(95,818)	(72,551)
Total Stockholders’ Deficit	(18,752)	(985)

Total Liabilities and Stockholders’ Deficit	$16,807	$24,959

The accompanying notes are an integral part of these unaudited condensed financial statements.

PACIFIC SPORTS EXCHANGE INC.

Statements of Operations

(Unaudited)

	Three Months Ended		Nine Months Ended
	May 31,		May 31,
	2021	2020	2021	2020

Revenues	$4,605	$982	$19,358	$2,690
Cost of goods sold	(2,019)	(554)	(13,400)	(2,006)
Gross profit	2,586	428	5,958	684
Operating Expenses
General and administrative	558	417	716	1,677
Professional fees	6,916	9,965	28,509	33,122
Total operating expenses	7,474	10,382	29,225	34,799
Operating loss	(4,888)	(9,954)	(23,267)	(34,115)
Net loss	$(4,888)	$(9,954)	$(23,267)	$(34,115)
Basic and diluted loss per common share	$(0.00)	$(0.00)	$(0.00)	$(0.00)
Basic and diluted weighted average common shares outstanding	14,375,000	13,100,000	14,368,978	13,100,000

The accompanying notes are an integral part of these unaudited condensed financial statements.

PACIFIC SPORTS EXCHANGE INC.

Statement of Changes in Stockholders’ Deficit

(Unaudited)

For the Nine Months Ended May 31, 2021

	Common Stock		Additional Paid-in	Accumulated	Total Stockholders’
	Shares	Amount	Capital	Deficit	Deficit
Balance - August 31, 2020	14,100,000	$14,100	$57,466	$(72,551)	$(985)
Issuance of common shares	275,000	275	5,225	-	5,500
Net loss	-	-	-	(5,870)	(5,870)
Balance - November 30, 2020	14,375,000	14,375	62,691	(78,421)	(1,355)
Net loss	-	-	-	(12,509)	(12,509)
Balance - February 28, 2021	14,375,000	14,375	62,691	(90,930)	(13,864)
Net loss	-	-	-	(4,888)	(4,888)
Balance - May 31, 2021	14,375,000	$14,375	$62,691	$(95,818)	$(18,752)

For the Nine Months Ended May 31, 2020

	Common Stock		Additional Paid-in	Accumulated	Total Stockholders’
	Shares	Amount	Capital	Deficit	Deficit
Balance - August 31, 2019	13,100,000	$13,100	$38,466	$(31,978)	$19,588
Net loss	-	-	-	(19,300)	(19,300)
Balance - November 30, 2019	13,100,000	13,100	38,466	(51,278)	288
Net loss	-	-	-	(4,861)	(4,861)
Balance - February 29, 2020	13,100,000	13,100	38,466	(56,139)	(4,573)
Net loss	-	-	-	(9,954)	(9,954)
Balance - May 31, 2020	13,100,000	$13,100	$38,466	$(66,093)	$(14,527)

The accompanying notes are an integral part of these unaudited condensed financial statements.

PACIFIC SPORTS EXCHANGE INC.
Statements of Cash Flows

(Unaudited)

	Nine Months Ended
	May 31,
	2021	2020

Cash Flows from Operating Activities
Net loss	$(23,267)	$(34,115)
Changes in operating assets and liabilities:
Inventory	369	1,298
Accounts payable and accrued liabilities	11,115	14,550
Net cash used in operating activities	(11,783)	(18,267)

Cash Flows from Financing Activities
Proceeds from issuance of common stock	4,000	-
Proceeds from common stock payable	-	3,000
Net cash provided by financing activities	4,000	3,000

Net change in cash for the period	(7,783)	(15,267)
Cash at beginning of period	22,690	22,085
Cash at end of period	$14,907	$6,818

Supplemental Cash Flow Information
Cash paid for income taxes	$-	$-
Cash paid for interest	$-	$-

Non-Cash Investing and Financing Activities
Issuance of common stock for common stock payable	$1,500	$-

The accompanying notes are an integral part of these unaudited condensed financial statements.

PACIFIC SPORTS EXCHANGE INC.

Notes to the Unaudited Financial Statements

May 31, 2021

NOTE 1 – GOING CONCERN AND LIQUIDITY CONSIDERATIONS

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the realization of assets and the liquidation of liabilities in the normal course of business. As of May 31, 2021, the Company has an accumulated deficit and has earned nominal operating revenues.

The ability of the Company to obtain profitability is dependent upon, among other things, obtaining additional financing to continue operations, and development of its business plan. In response to these problems, management intends to raise additional operating funds through equity and/or debt financing. However, there can be no assurance management will be successful in its endeavours.

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

Although being an online only reseller of sports equipment with no physical “brick and mortar” retail site mitigates against the effects of COVID-19 on our operations, the previous and any current or future government issued “stay at home” orders, and the previous and any current or future closure, or limitations on the use, of gyms, athletic clubs, golf courses and other recreational facilities has had and will continue to have negative impacts our operations and ability to generate revenues from operations. The result of such orders and closures is that fewer people, both in the U.S. and around the World, are able (and/or willing) to engage in physical activities, and recreation, whether indoors or outdoors. While governmental restrictions continue to be lifted and more and more people are able to return to recreational activities, the potential still exists for future restrictions and closures due to different strains, or variants, of COVID-19, and the potential for the spread, and or resurgence, of the virus. Fewer people engaging in physical activities, and recreation, likely will mean fewer people in the market to purchase new and/or used sporting equipment which will have a materially negative affect on our ability to generate revenues from operations.

If we are unable to generate sufficient revenues from operations to grow our business, or even sustain operations, we will be forced to rely on raising capital through debt and/or equity financing. There are no guarantees we will be able to raise additional capital through debt and/or equity financing.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial statements and with the instructions to Form 10-Q and Article 8 of Regulation S-X of the United States Securities and Exchange Commission (“SEC”). Accordingly, they do not contain all information and footnotes required by accounting principles generally accepted in the United States of America for annual financial statements. In the opinion of the Company’s management, the accompanying unaudited financial statements contain all the adjustments necessary (consisting only of normal recurring accruals) to present the financial position of the Company as of May 31, 2021 and the results of operations and cash flows for the periods presented. The results of operations for the period ended May 31, 2021 are not necessarily indicative of the operating results for the full fiscal year or any future period. These unaudited financial statements should be read in conjunction with the financial statements and related notes thereto included in the Company’s Annual Report on Form 10-K for the year ended August 31, 2020 filed with the SEC on December 14, 2020.

Revenue Recognition

Revenue is earned from the reselling of new and used sports equipment. The Company applies the following five steps in order to determine the appropriate amount of revenue to be recognized as it fulfils its obligations pursuant to each of its equipment sales transactions:

•	identify the contract with a customer;

•	identify the performance obligations in the contract;

•	determine the transaction price;

•	allocate the transaction price to performance obligations in the contract; and

•	recognize revenue as the performance obligation is satisfied.

The Company operates as an online-only retailer and utilizes eBay Inc. (“eBay”) as its prime marketing channel. The Company currently relies on eBay, a third-party marketplace, to facilitate its sales. Such reliance on any third-party platform to generate revenues carries with it certain risks, including but not necessarily limited to: the Company could violate the terms of service and lose its selling privileges, or the sites themselves could experience technical issues and/or fail. The Company always strives to abide by the policies of any third-party platform and endeavours to provide superior customer service.

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

Consignment Sales

The Company, as a consignee, provides a service to sell tennis racquets through its online marketplace with eBay. The Company retains a percentage of the proceeds received as payment for its consignment items, which the Company refers to as its ‘‘take rate.’’ The Company recognizes consignment revenue upon shipment of the consigned good to a customer as its performance obligation of providing consignment services to the consignor is satisfied at that point. The Company reports consignment revenue on a net basis as an agent and not the gross amount collected from a customer. Title to the consigned goods remain with the consignor until transferred to a customer subsequent to purchase of the consigned goods. In any event of damage or loss of consignment items, the Company will recognize an expense and will pay all related disbursements. The Company does not take title of consigned goods at any time.

Other Sales

The Company purchases used golf carts as their own inventory for resale. The Company reports revenue on a gross basis from amounts collected from the customer upon transferring the product to the buyer.

Cost of Goods Sold

Cost of goods sold includes inventory costs and expenses related to eBay fees, repair and shipping services.

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

As of May 31, 2021 and August 31, 2020, the Company had 14,375,000 and 14,100,000 shares of Common Stock issued and outstanding, respectively.

NOTE 4 - SUBSEQUENT EVENTS

The Company has evaluated events occurring subsequent to May 31, 2021 through the issuance of the financials and determined that there are no additional events requiring disclosure.

Item 2. Management’s Discussion and Analysis of Financial Condition or Plan of Operation

FORWARD-LOOKING STATEMENTS

This quarterly report contains forward-looking statements. These statements relate to future events or our future financial performance. In some cases, you can identify forward-looking statements by terminology such as “may,” “should,” “expects,” “plans,” “anticipates,” “believes,” “estimates,” “predicts,” “potential” or “continue” or the negative of these terms or other comparable terminology. These statements are only predictions and involve known and unknown risks, uncertainties and other factors that may cause our or our industry’s actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by these forward-looking statements. Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements. Except as required by applicable law, including the securities laws of the United States, we do not intend to update any of the forward-looking statements to conform these statements to actual results.

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

On January 15, 2019, we issued 3,100,000 shares of common stock to 14 individuals pursuant to the provisions of Section 4(a)(2) of the Securities Act of 1933 (the “Act”) and Rule 506(b) of Regulation D promulgated by the Securities and Exchange Commission (“SEC”).

On June 19, 2020, we issued 1,000,000 shares of Common Stock for $20,000 to 7 individuals pursuant to our S-1 Registration Statement declared effective on September 30, 2019.

On September 6, 2020, pursuant to our S-1 Registration Statement declared effective on September 30, 2019, the Company issued 275,000 shares of Common Stock to unaffiliated 10 individuals, for total proceeds of $5,500.

Our principal executive office is located at 2149 Rio De Janeiro Ave., Punta Gorda, FL 33983, and our telephone number is (877) 571-5562. Our corporate website is www.pacificsportsexchange.com.

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

We currently operate as an on-line only entity and utilize eBay as our primary marketing channel. We will also optimize our own website for ‘global’ search terms and internally vend equipment to a worldwide market. Because the Company relies on third-party websites such as eBay to make its sales, such reliance on any third-party platform to generate revenues carries with it certain risks including but not necessarily limited to: the Company could violate the terms of service and lose its selling privileges, or the sites themselves could experience technical issues and/or fail. The Company will always strive to abide by the policies of any third-party platform and will endeavour to provide superior customer service. The Company will also look to improve the marketing and functionality of its own website, to act as a hedge against the risk of relying on third-party partners.

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

Although being an online only reseller of sports equipment with no physical “brick and mortar” retail site mitigates against the effects of COVID-19 on our operations, the previous and any current or future government issued “stay at home” orders, and the previous and any current or future closure, or limitations on the use, of gyms, athletic clubs, golf courses and other recreational facilities has had and will continue to have negative impacts our operations and ability to generate revenues from operations. The result of such orders and closures is that fewer people, both in the U.S. and around the World, are able (and/or willing) to engage in physical activities, and recreation, whether indoors or outdoors. While governmental restrictions continue to be lifted and more and more people are able to return to recreational activities, the potential still exists for future restrictions and closures due to different strains, or variants, of COVID-19, and the potential for the spread, and or resurgence, of the virus. Fewer people engaging in physical activities, and recreation, likely will mean fewer people in the market to purchase new and/or used sporting equipment which will have a materially negative affect on our ability to generate revenues from operations.

If we are unable to generate sufficient revenues from operations to grow our business, or even sustain operations, we will be forced to rely on raising capital through debt and/or equity financing. There are no guarantees we will be able to raise additional capital through debt and/or equity.

Results of Operations

The following summary of our results of operations should be read in conjunction with our financial statements for the three and nine months ended May 31, 2021 and 2020, which are included herein.

Three months ended May 31, 2021, compared to three months ended May 31, 2020.

	Three Months Ended
	May 31,		Increase
	2021	2020	(Decrease)
Revenue	$4,605	$982	$3,623
Cost of goods sold	2,019	554	1,465
Gross profit	2,586	428	2,158
Operating expenses	7,474	10,382	(2,908)
Net loss	$4,888	$9,954	$(5,066)

The decrease in net loss was primarily due to increased revenue and decrease in operating expenses.

The increase in revenue during the three months ended May 31, 2021 was primarily due to golf cart sales of $4,440.

Operating expenses during the three months ended May 31, 2021 and 2020 were primarily attributed to general and administration expenses of $558 and $417 and professional fees of $6,916 and $9,965, respectively. The decrease in operating expenses during the three months ended May 31, 2021, is primarily due to decrease in accounting, legal and regulatory fees.

Nine months ended May 31, 2021, compared to nine months ended May 31, 2020.

	Nine Months Ended
	May 31,		Increase
	2021	2020	(Decrease)
Revenue	$19,358	$2,690	$16,668
Cost of goods sold	13,400	2,006	11,394
Gross profit	5,958	684	5,274
Operating expenses	29,225	34,799	(5,574)
Net loss	$23,267	$34,115	$(10,848)

The decrease in net loss was primarily due to increased revenue and decrease in operating expenses.

The increase in revenue during the nine months ended May 31, 2021 was primarily due to golf cart sales of $18,840.

Operating expenses during the nine months ended May 31, 2021 and 2020 were primarily attributed to general and administration expenses of $716 and $1,677 and professional fees of $28,509 and $33,122, respectively.

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

As of May 31, 2021 and August 31, 2020, we had the following balance sheet amounts:

	May 31,	August 31,	Increase
	2021	2020	(Decrease)
Cash	$14,907	$22,690	$(7,783)
Total Assets	16,807	24,959	(8,152)
Total Liabilities	35,559	25,944	9,615
Working Capital (Deficiency)	$(18,752)	$(985)	$(17,767)

As of May 31, 2021, our current and total assets were $16,807, consisting of cash of $14,907 and inventory of $1,900. As of August 31, 2020, our current and total assets were $24,959, consisting of cash of $22,690 and inventory of $2,269.

As of May 31, 2021, our total liabilities of $35,559 were all current liabilities, which consisted of accounts payable and accrued liabilities. As of August 31, 2020, liabilities consisted of $24,444 accounts payable and accrued liabilities and $1,500 common stock payable.

Working Capital

The following table presents our working capital (deficiency) position as at May 31, 2021 and August 31, 2020:

	May 31,	August 31,
	2021	2020
Current Assets	$16,807	$24,959
Current Liabilities	35,559	25,944
Working Capital (Deficiency)	$(18,752)	$(985)

As of May 31, 2021, we had a working capital deficiency of $18,752 compared to working capital deficiency of $985 as of August 31, 2020. As of May 31, 2021, we had current assets of $16,807 (August 31, 2020 - $24,959) and current liabilities of $35,559 (August 31, 2020 - $25,944). The decrease in working capital is primarily due to the decrease in cash to fund operating expenses and increase in accounts payable and accrued liabilities as of May 31, 2021.

Cash Flow

We fund our operations with cash generated from sales, capital contributions, debt, and issuances of shares of our Common Stock.

The following table presents our cash flow for the nine months ended May 31, 2021 and 2020:

	Nine Months Ended
	May 31,
	2021	2020
Cash used in operating activities	$(11,783)	$(18,267)
Cash provided by financing activities	4,000	3,000
Net Change in Cash for the period	$(7,783)	$(15,267)

Cash Flows from Operating Activities

For the nine months ended May 31, 2021, net cash used in operating activities was $11,783 compared to $18,267 used during the nine months ended May 31, 2020. For the nine months ended May 31, 2021 we had a net loss of $23,267, which was reduced by a change in working capital of $11,484. For the nine months ended May 31, 2020, we had a net loss of $34,115, which was reduced by a change in working capital of $15,848.

Cash Flows from Financing Activities

For the nine months ended May 31, 2021 and 2020, we received $4,000 and $3,000, respectively, from the issuance of Common Stock and advance for Common Stock payable, respectively.

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

Revenue recognition

Revenue is earned from the re-selling of new and used sports equipment. The Company applies the following five steps in order to determine the appropriate amount of revenue to be recognized as it fulfils its obligations pursuant to each of its equipment sales transactions:

•	identify the contract with a customer;

•	identify the performance obligations in the contract;

•	determine the transaction price;

•	allocate the transaction price to performance obligations in the contract; and

•	recognize revenue as the performance obligation is satisfied.

The Company operates as an on-line only retailer and utilizes eBay as its prime marketing channel. The Company currently relies on eBay, a third-party marketplace, to facilitate its sales. Such reliance on any third-party platform to generate revenues carries with it certain risks, including but not necessarily limited to: the Company could violate the terms of service and lose its selling privileges, or the sites themselves could experience technical issues and/or fail. The Company always strives to abide by the policies of any third-party platform and endeavours to provide superior customer service.

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

Consignment Sales

The Company, as a consignee, provides a service to sell tennis racquets through its online marketplace with eBay. The Company retains a percentage of the proceeds received as payment for its consignment items, which the Company refers to as its ‘‘take rate.’’ The Company recognizes consignment revenue upon shipment of the consigned good to a customer as its performance obligation of providing consignment services to the consignor is satisfied at that point. The Company reports consignment revenue on a net basis as an agent and not the gross amount collected from a customer. Title to the consigned goods remain with the consignor until transferred to a customer subsequent to purchase of the consigned goods. In any event of damage or loss of consignment items, the Company will recognize an expense and will pay all related disbursements. The Company does not take title of consigned goods at any time.

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

An evaluation was conducted under the supervision and with the participation of our management of the effectiveness of the design and operation of our disclosure controls and procedures as of May 31, 2021. Based on that evaluation, our management concluded that our disclosure controls and procedures were not effective as of such date to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms. Such officer also confirmed that there was no change in our internal control over financial reporting during the period ended May 31, 2021 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Changes in Internal Controls

There have been no changes in our internal controls over financial reporting identified in connection with the evaluation required by paragraph (d) of Securities Exchange Act Rule 13a-15 or Rule 15d-15 that occurred in the quarter ended May 31, 2021 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not Applicable.

Item 5. Other Information

None.

Item 6. Exhibits

Exhibit		INCORPORATED BY REFERENCE		Filing
Number	Exhibit Description	Form	Exhibit	Date

3.1	Articles of Incorporation, incorporated by reference to our Registration Statement on Form S-1/A filed on September 30, 2019	S-1/A	3.1	September 30, 2019
3.2	Bylaws, incorporated by reference to our Registration Statement on Form S-1/A filed on September 30, 2019	S-1/A	3.2	September 30, 2019
3.3	Amended and Restated Certificate of Incorporation	POS AM	3.3	December 11, 2019
3.4	Amended and Restated Bylaws	POS AM	3.4	December 11, 2019
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

_____________

* Filed herewith

** Furnished herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PACIFIC SPORTS EXCHANGE INC.
(Registrant)

Dated: July 20, 2021	/s/ Timothy Conte
Timothy Conte
Chief Executive Officer, President, Chief Financial Officer and Director
(Principal Executive Officer and Principal Financial Officer)

