Form 10-K
period 2021-08-31
Pacific Sports Exchange Inc.
filed 2021-12-14
CIK 1765651

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended: August 31, 2021.

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

(877) 571-5562

(Registrant’s telephone number)

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

The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold in a private placement conducted by the Company, as of the last business day of the registrant’s most recently completed second fiscal quarter (on February 28, 2021) was approximately $56,500.

The registrant had 14,375,000 common shares outstanding as of December 13, 2021.

PACIFIC SPORTS EXCHANGE INC.

Form 10-K

August 31, 2021

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

Management’s Discussion and Analysis is intended to be read in conjunction with the Company’s financial statements and the integral notes (“Notes”) thereto for the fiscal year ending August 31, 2021. The following statements may be forward-looking in nature and actual results may differ materially.

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

Description of Business

We specialize in the reselling of new and used tennis and golf equipment, including reselling used golf carts and engaging in consignment sales of tennis rackets. The concept is to source top-quality, in-demand equipment and resell it to both domestic and international customers. We have identified popular brands and models that retain their value in new and used condition.

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

The principals of our Company have experience in both the sports of tennis and golf, and through this experience have identified high-value, high-margin equipment that resells profitably to both international and domestic customers. The goal is to create a unique supply chain that targets niche, valued products and their buyers. Serious golfers and tennis players are very particular about their equipment and will go to considerable lengths to secure what they are looking for in a quest to improve their game; this customer is our prime target market and our marketing approach will be to create a relationship (wherever possible) with this customer and become their ongoing equipment supplier through social media and electronic outreach.

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

As an online-only reseller of new and used sports equipment we do not have employees or a physical retail location where customers shop. Those factors mitigate against the negative effects of COVID-19 on our operations. All sports equipment inventory we hold is thoroughly cleaned and sanitized upon our receipt thereof and will be thoroughly cleaned and sanitized again immediately prior to shipping such equipment to any buyer. For any equipment sold through us, but not held as inventory by us, we request the originating source of such equipment to thoroughly clean and sanitize all equipment prior to shipping the equipment to a buyer, and we also caution all buyers (whether buying inventory directly from us, or equipment from third-parties through us) to thoroughly clean and sanitize all equipment upon receipt of the same.

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

Talent Sources and Names of Principal Suppliers

The key to our success is in the quality of our leadership, and their ability to share industry knowledge and secure a reliable supply chain. Our Company is headed by Timothy Conte, a retired educator and life-long tennis and golf enthusiast. Mr. Conte is passionate about each sport and carries a Florida United States Tennis Association (USTA) tennis ranking, as well as a 9.2 United States Golf Association (USGA) golf handicap. At both a professional and volunteer level, Mr. Conte has made key Florida vendor/industry contacts and is thoroughly versed on the latest equipment technology. He is also aware and appreciative of classic tennis and golf equipment that stands the test of time and is still widely sought-after today. Mr. Conte is well traveled and has played both tennis and golf in Europe and in Asia. Mr. Conte is currently devoting 20 hours per week to our Company.

Our Company also benefits from the services of Jennifer Whitesides. Mrs. Whitesides is also a golf and tennis enthusiast and is involved in Florida USTA tennis instruction and carries a USGA golf handicap. Mrs. Whitesides’ main responsibility is to secure a reliable supply chain. Golf and tennis shops, trade shows, and reseller events of South Florida will be the initial source of equipment, followed by a structured buying campaign in California. Mrs. Whitesides works side-by-side with Mr. Conte, leverage her existing industry contacts and ensure that the supply of equipment meets any pending demand. Mrs. Whitesides is working a total of 8 hours per week for our Company.

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

Item 1B. Unresolved Staff Comments.

None.

Item 2. Properties.

Our principal executive office is located at 2149 Rio De Janeiro Ave., Punta Gorda, FL 33983. This property is provided to our Company by our President/CEO, free of charge.

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

Our Common Stock is not yet quoted on any market or exchange.

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

On September 6, 2020, pursuant to our S-1 Registration Statement declared effective on September 30, 2019, the Company issued 275,000 shares of Common Stock to 10 individuals at $0.02 per share, for total proceeds of $5,500

Purchase of Equity Securities by the Issuer and Affiliated Purchasers

We did not purchase any of our shares of Common Stock or other securities during our fourth quarter of our fiscal year ended August 31, 2021.

Item 6. Selected Financial Data.

Smaller reporting companies are not required to provide the information required by this item.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Results of Operations

The following summary of our results of operations should be read in conjunction with our financial statements for the years ended August 31, 2021 and 2020, which are included herein.

Our operating results for the years ended August 31, 2021 and 2020, and the changes between those periods for the respective items are summarized as follows:

	Years Ended
	August 31,
	2021	2020	Change
Revenue	$20,421	$5,410	$15,011
Cost of goods sold	14,964	4,768	10,196
Gross profit	5,457	642	4,815
Operating expenses	59,623	41,215	18,408
Net loss	$54,166	$40,573	$13,593

Net loss was $54,166 for the year ended August 31, 2021, and $40,573 for the year ended August 31, 2020. The increase in net loss was primarily due to an increase in revenue and off set by an increase in operating expenses.

Cost of goods sold for the years ended August 31, 2021 and 2020 was $14,964 and $4,768, respectively. Operating expenses for the years ended August 31, 2021 and 2020 were $59,623 and $41,215, respectively. Operating expenses during the years ended August 31, 2021 and 2020 were primarily attributed to general and administration expenses of $833 and $2,989 and professional fees of $58,790 and $38,226, respectively. The increase in professional fees during the year ended August 31, 2021, is primarily due to audit and accounting fees.

Liquidity and Capital

As of August 31, 2021, we had $10,507 in cash, $12,131 in total assets, $61,782 in liabilities and $49,651 in working capital deficit.

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

Working Capital

The following table presents our working capital (deficit) position as at August 31, 2021 and August 31, 2020:

	August 31,
	2021	2020
Current Assets	$12,131	$24,959
Current Liabilities	61,782	25,944
Working Capital (Deficiency)	$(49,651)	$(985)

As of August 31, 2021, we had a working capital deficiency of $49,651compared to a working capital deficiency of $985 as of August 31, 2020. As of August 31, 2021, we had current assets of $12,131 (August 31, 2020 - $24,959) and current liabilities of $61,782 (August 31, 2020 - $25,944). The increase in working capital deficiency is primarily due to an increase in accounts payable and accrued liabilities and off set by a decrease in cash.

Cash Flow

We fund our operations with cash generated from sales, capital contributions, debt, and issuances of Common Stock.

The following table presents our cash flow for the years ended August 31, 2021 and 2020:

	Year Ended
	August 31,
	2021	2020
Cash used in operating activities	$(16,183)	$(20,895)
Cash provided by financing activities	4,000	21,500
Net Change in Cash for the period	$(12,183)	$605

Cash Flows from Operating Activities

For the year ended August 31, 2021, net cash used in operating activities was $16,183 compared to $20,895 during the year ended August 31, 2020. For the year ended August 31, 2021, we had a net loss of $54,166, which was reduced by a change in working capital of $36,709 and inventory write-off of $1,274. For the year ended August 31, 2020, we had a net loss of $40,573, which was reduced by a change in working capital of $19,678.

Cash Flows from Financing Activities

For the years ended August 31, 2021 and 2020, we received $4,000 and $21,500, respectively, from financing activities. During the year ended August 31, 2021, we received $4,000 from the issuance of 200,000 shares of Common Stock to investors. During the year ended August 31, 2020, we received $20,000 from the issuance of 1,000,000 shares of Common Stock to investors and $1,500 as Common Stock payable of 75,000 shares to unrelated investors.

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

Inventory

All inventory is finished goods. Inventories are stated at the lower of cost or net realizable value. Our Company utilizes first-in first-out for inventory items held. We periodically review inventories for obsolescence and any inventories identified as obsolete are written down. Although we believe that the assumptions used to estimate inventory write-downs are reasonable, future changes in these assumptions could provide a significantly different result. Inventory write-off of $1,274 and $0 was recorded during the years ended August 31, 2021 and 2020, respectively.

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

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

As a “smaller reporting company,” we are not required to provide the information required by this Item.

Item 8. Financial Statements and Supplementary Data.

The financial statements and Report of Independent Registered Public Accounting Firm are listed in the “Index to Financial Statements” on page F-1 and included on pages F-2 through F-13.

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

None.

Item 9A. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act that are designed to ensure that information required to be disclosed by us in reports that we file under the Exchange Act is recorded, processed, summarized and reported as specified in the SEC’s rules and forms and that such information required to be disclosed by us in reports that we file under the Exchange Act is accumulated and communicated to our management, including our Treasurer Mrs. Whitesides, and Mr. Conte, our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure. Management, with the participation of our Chief Executive Officer and Chief Financial Officer, performed an evaluation of the effectiveness of our disclosure controls and procedures as of August 31, 2021. Based on that evaluation, our management, including our Chief Executive Officer and Chief Financial Officer, concluded that our disclosure controls and procedures were not effective as of August 31, 2021 due to the material weaknesses and significant deficiencies discussed below.

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

Under the supervision of management, including our Chief Executive Officer and our Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and subsequent guidance prepared by the Commission specifically for smaller public companies as of August 31, 2021. Based on that evaluation, our management concluded that our internal control over financial reporting was not effective as of August 31, 2021 because it identified the following material weakness and significant deficiencies:

•

Material Weakness - The Company did not maintain effective controls over certain aspects of the financial reporting process because we lacked a sufficient complement of personnel with a level of accounting expertise and an adequate supervisory review structure that is commensurate with our financial reporting requirements.

•	Significant Deficiencies - Inadequate segregation of duties.

A material weakness is a deficiency or a combination of deficiencies in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of the annual or interim financial statements will not be prevented or detected on a timely basis.

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

Changes in Internal Controls over Financial Reporting

There have been no changes in our internal controls over financial reporting identified in connection with the evaluation required by paragraph (d) of Securities Exchange Act Rule 13a-15 or Rule 15d-15 that occurred during the year ended August 31, 2021 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information.

None.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

Executive Officers and Directors

The following table sets forth the name, age and position of each of our executive officers and directors as of the date of this Prospectus.

Name	Age	Position
Timothy Conte	75	President, Chief Executive Officer, Chief Financial Officer and Director
Jennifer Whitesides	39	Secretary, Treasurer and Director

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

15

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

Item 11. Executive Compensation.

Summary Compensation Table

The table below summarizes all compensation awarded to, earned by, or paid to our named executive officers for all services rendered in all capacities to us for the fiscal year ended August 31, 2021 and 2020.

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Timothy Conte	2021	-	-	-	-	-	-	-	-
President, CEO, CFO and Director	2020	-	-	-	-	-	-	-	-

Jennifer Whitesides	2021	-	-	-	-	-	-	-	-
Secretary, Treasurer and Director	2020	-	-	-	-	-	-	-	-

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

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table sets forth certain information regarding beneficial ownership of our Common Stock as of December 13, 2021 (a) by each person known by us to own beneficially 5% or more of our Common Stock, (b) by each of our named executive officers and each of our directors and (c) by all executive officers and directors of the Company as a group. As of December 13, 2021, there were 14,375,000 shares of our Common Stock issued and outstanding. Unless otherwise noted, we believe that all persons named in the table have sole voting and investment power with respect to all the shares beneficially owned by them.

Name and Address of Beneficial Owner	Common Shares Beneficially Owned	Percentage of Common Shares Beneficially Owned
Timothy Conte 2149 Rio De Janeiro Ave., Punta Gorda, FL 33983	5,000,000 shares of common stock	34.78%
Jennifer Whitesides 2149 Rio De Janeiro Ave., Punta Gorda, FL 33983	5,000,000 shares of common stock	34.78%
Directors and Executive Officers as a Group	10,000,000 shares of common stock	69.57%

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

Item 14. Principal Accounting Fees and Services.

The following table shows the fees that were billed for the audit and other services provided by our independent auditors for the fiscal years ended August 31, 2021 and 2020, respectively.

	2021	2020

Audit Fees	$11,000	$12,500
Audit-Related Fees	-	-
Tax Fees	-	-
All Other Fees	-	-
Total	$11,000	$12,500

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

PART IV

Item 15. Exhibits, Financial Statement Schedules.

The following exhibits are filed herewith or incorporated by reference to exhibits previously filed with the SEC.

Exhibit		Incorporated by Reference
Number	Exhibit Description	Form	Exhibit	Filing Date
3.1	Articles of Incorporation	S-1/A	3.1	9/30/2019
3.2	Bylaws	S-1/A	3.2	9/30/2019
3.3	Amended and Restated Certificate of Incorporation	POS AM	3.3	12/11/2019
3.4	Amended and Restated Bylaws	POS AM	3.4	12/11/2019
31.1*

Certification of the Principal Executive Officer and Principal Financial Officer required by Rule 13a-14(a) or Rule 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1**	Certification of the Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350).
101*	Inline XBRL Document Set for the financial statements and accompanying notes in Part II, Item 8, “Financial Statements and Supplementary Data” of this Annual Report on Form 10-K.
104*	Inline XBRL for the cover page of this Annual Report on Form 10-K, included in the Exhibit 101 Inline XBRL Document Set.

___________

*	Filed herewith
**	Furnished herewith

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Pacific Sports Exchange Inc.
(Registrant)

Dated: December 14, 2021	/s/ Timothy Conte
Timothy Conte
Chief Executive Officer, President, Chief Financial Officer and Director

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Dated: December 14, 2021	/s/ Timothy Conte
Timothy Conte
Chief Executive Officer, President, Chief Financial Officer and Director
(principal executive officer, and principal financial officer)

Dated: December 14, 2021	/s/ Jennifer Whitesides
Jennifer Whitesides
Secretary, Treasurer and Director
(principal accounting officer)

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

Pacific Sports Exchange, Inc.

Opinion on the Financial Statements

We have audited the accompanying balance sheet of Pacific Sports Exchange, Inc. (the “Company”) as of August 31, 2021, the related statements of operations, changes in stockholders’ deficit, and cash flows for the year then ended, and the related notes (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company at August 31, 2021, and the results of its operations and its cash flows for the year ended August 31, 2021, in conformity with the U.S. generally accepted accounting principles in the United States of America.

Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As described in Note 1 to the financial statements, the Company has incurred recurring losses from operations, has minimal operations, and is in need of additional capital to grow its operations so that it can become profitable. These factors raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans with regard to these matters are described in Note 1. The accompanying financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

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

Critical Audit Matters

Critical audit matters are matters arising from the current period audit of the financial statements that were communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. We determined that there are no critical audit matters.

/s/ KCCW Accountancy Corp.

We have served as the Company’s auditor since 2021.

Diamond Bar, California

December 13, 2021

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders

Pacific Sports Exchange, Inc.

Punta Gorda, Florida

Opinion on the Financial Statements

We have audited the accompanying balance sheet of Pacific Sports Exchange, Inc. (the Company) as of August 31, 2020 and the related statements of operations, changes in stockholders’ equity (deficit), and cash flows for the year then ended, and the related notes (collectively referred to as the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of August 31, 2020 and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

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

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audit, we are required to obtain an understanding of internal control over financial reporting, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audit included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audit provide a reasonable basis for our opinion.

/s/ Pinnacle Accountancy Group of Utah

We have served as the Company’s auditor since 2018.

Pinnacle Accountancy Group of Utah

Farmington, Utah

December 11, 2020

PACIFIC SPORTS EXCHANGE INC.

Balance Sheets

	As of
	August 31,
	2021	2020
Assets
Current Assets
Cash	$10,507	$22,690
Inventory	1,624	2,269
Total Current Assets	12,131	24,959
Total Assets	$12,131	$24,959

Liabilities and Stockholders' Deficit
Current Liabilities
Accounts payable and accrued liabilities	$61,782	$24,444
Common stock payable	-	1,500
Total Current Liabilities	61,782	25,944

Stockholders' Deficit
Common stock: 220,000,000 shares authorized; $0.001 par value; 14,375,000 and 14,100,000 shares issued and outstanding respectively.	14,375	14,100
Additional paid-in capital	62,691	57,466
Accumulated deficit	(126,717)	(72,551)
Total Stockholders' Deficit	(49,651)	(985)

Total Liabilities and Stockholders' Deficit	$12,131	$24,959

The accompanying notes are an integral part of these financial statements.

PACIFIC SPORTS EXCHANGE INC.

Statements of Operations

	Year Ended
	August 31,
	2021	2020

Revenues	$20,421	$5,410
Cost of goods sold	(14,964)	(4,768)
Gross profit	5,457	642
Operating Expenses
General and administrative	833	2,989
Professional fees	58,790	38,226
Total operating expenses	59,623	41,215
Loss from operations	(54,166)	(40,573)
Net loss before income taxes	(54,166)	(40,573)
Provision for income taxes	-	-
Net loss	$(54,166)	$(40,573)
Basic and diluted loss per common share	$(0.00)	$(0.00)
Basic and diluted weighted average common shares outstanding	14,371,233	13,302,740

The accompanying notes are an integral part of these financial statements.

PACIFIC SPORTS EXCHANGE INC.

Statement of Changes in Stockholders’ Deficit

			Additional
	Common Stock		Paid-in	Accumulated
	Shares	Amount	Capital	Deficit	Total
Balance - August 31, 2019	13,100,000	$13,100	$38,466	$(31,978)	$19,588
Issuance of common shares	1,000,000	1,000	19,000	-	20,000
Net loss	-	-	-	(40,573)	(40,573)
Balance - August 31, 2020	14,100,000	14,100	57,466	(72,551)	(985)
Issuance of common shares	275,000	275	5,225	-	5,500
Net loss	-	-	-	(54,166)	(54,166)
Balance - August 31, 2021	14,375,000	$14,375	$62,691	$(126,717)	$(49,651)

The accompanying notes are an integral part of these financial statements.

PACIFIC SPORTS EXCHANGE INC.

Statements of Cash Flows

	Year Ended
	August 31,
	2021	2020

Cash Flows from Operating Activities
Net loss	$(54,166)	$(40,573)
Adjustments to reconcile net loss to net cash used in operating activities:
Inventory write-off	1,274	-
Changes in operating assets and liabilities:
Inventory	(629)	1,565
Accounts payable and accrued liabilities	37,338	18,113
Net cash used in operating activities	(16,183)	(20,895)

Cash Flows from Financing Activities
Proceeds from issuance of common stock	4,000	20,000
Proceeds from common stock payable	-	1,500
Net cash provided by financing activities	4,000	21,500

Net change in cash for the period	(12,183)	605
Cash at beginning of period	22,690	22,085
Cash at end of period	$10,507	$22,690

Supplemental Cash Flow Information:
Cash paid for income taxes	$-	$-
Cash paid for interest	$-	$-

Non-Cash Investing and Financing Activities
Issuance of common stock for common stock payable	$1,500	$-

The accompanying notes are an integral part of these financial statements.

PACIFIC SPORTS EXCHANGE INC.

NOTES TO FINANCIAL STATEMENTS

Years Ended August 31, 2021 and 2020

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

Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the realization of assets and the liquidation of liabilities in the normal course of business. As of August 31, 2021, the Company has an accumulated deficit and has earned nominal operating revenues.

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

As an online-only reseller of new and used sports equipment we do not have employees or a physical retail location where customers shop. Those factors somewhat mitigate against the negative effects of COVID-19 on our operations. All sporting equipment inventory we hold is thoroughly cleaned and sanitized upon our receipt thereof and will be again immediately prior to shipping such equipment to any buyer. For any equipment sold through us, but not held as inventory by us, we request the originating source of such equipment to thoroughly clean and sanitize all equipment prior to shipping the equipment to a buyer, and we also caution all buyers (whether buying inventory directly from us, or equipment from third-parties through us) to thoroughly clean and sanitize all equipment upon receipt of the same.

Although being an online only reseller of sports equipment with no physical “brick and mortar” retail site mitigates against the effects of COVID-19 on our operations, the previous and any current or future government issued “stay at home” orders, and the previous and any current or future closure, or limitations on the use, of gyms, athletic clubs, golf courses and other recreational facilities has had and will continue to have negative impacts on our operations and ability to generate revenues from operations. The result of such orders and closures is that fewer people, both in the U.S. and around the World, are able (and/or willing) to engage in physical activities, and recreation, whether indoors or outdoors. While governmental restrictions continue to be lifted and more and more people are able to return to recreational activities, the potential still exists for future restrictions and closures due to different strains, or variants, of COVID-19, and the potential for the spread, and or resurgence, of the virus. Fewer people engaging in physical activities, and recreation, likely will mean fewer people in the market to purchase new and/or used sporting equipment which will have a materially negative affect on our ability to generate revenues from operations.

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

Cash and Cash Equivalents

Cash and cash equivalents include cash in banks, money market funds, and certificates of term deposits with maturities of less than three months from inception, which are readily convertible to known amounts of cash and which, in the opinion of management, are subject to an insignificant risk of loss in value. The Company had $10,507 and $22,690 in cash as of August 31, 2021 and 2020, respectively.

Accounts Receivable and Allowance for Uncollectible Accounts

Trade accounts receivable are recorded at the invoiced amount and do not bear interest. The allowance for doubtful accounts is the Company’s best estimate of the amount of probable credit losses in its existing accounts receivable. The Company maintains allowances for doubtful accounts for estimated losses resulting from the inability of its customers to make required payments for services. Accounts with known financial issues are first reviewed and specific estimates are recorded. The remaining accounts receivable balances are then grouped in categories by the number of days the balance is past due, and the estimated loss is calculated as a percentage of the total category based upon past history. Account balances are charged against the allowance when it is probable that the receivable will not be recovered. The Company had no accounts receivable or allowance for doubtful accounts at August 31, 2021 or 2020.

Inventory

The Company’s inventory consists of tennis and golf equipment. All inventory is finished goods. Inventories are stated at the lower of cost or net realizable value. Inventory is stored on-site at the Florida office of the Company. The Company utilizes first-in first-out for inventory items held. We periodically review inventories for obsolescence and any inventories identified as obsolete are written down. Although we believe that the assumptions, we use to estimate inventory write-downs are reasonable, future changes in these assumptions could provide a significantly different result. Inventory write-off of $1,274 and $0 was recorded during the years ended August 31, 2021 and 2020, respectively.

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

Fair value estimates discussed herein are based upon certain market assumptions and pertinent information available to management as of August 31, 2021 and 2020. The carrying values of our financial instruments, including, cash and cash equivalents, prepaid expenses, and accounts payable, approximate their fair values due to the short-term maturities of these financial instruments.

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

Concentrations

During the years ended August 31, 2021 and 2020, revenue was comprised of two sales channels, over the Internet (ebay.com) and direct resale, to unrelated third parties. These sales channels represented 100% of the revenues of the Company for the years ended August 31, 2021 and 2020.

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

During the year ended August 31, 2020, the Company issued 1,000,000 shares of Common Stock to unaffiliated individuals, for total proceeds of $20,000.

On September 6, 2020, pursuant to our S-1 Registration Statement declared effective on September 30, 2019, the Company issued 275,000 shares of Common Stock to unaffiliated individuals, for total proceeds of $5,500, of which $1,500 was received during the year ended August 31, 2020 and reported as Common Stock payable as of August 31, 2020.

As of August 31, 2021 and 2020, the Company had 14,375,000 and 14,100,000 shares of Common Stock issued and outstanding, respectively.

NOTE 4 – PROVISION FOR INCOME TAXES

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

The provision for income taxes differs from the amounts which would be provided by applying the statutory federal income tax rate of 21% to the net loss before provision for income taxes for the following reasons:

	Year Ended,
	August 31, 2021	August 31, 2020
Income tax (benefit) at statutory rate	$(11,376)	$(8,520)
Valuation allowance	11,376	8,520
Provision for income taxes	$-	$-

Net deferred tax assets consist of the following components as of:

	August 31,	August 31,
	2021	2020
NOL Carryover	$26,611	$15,235
Valuation allowance	(26,611)	(15,235)
Net deferred tax asset	$-	$-

As of August 31, 2021, the Company had approximately $126,717 of net operating losses (“NOL”) carried forward to offset taxable income in future years which expire commencing in fiscal 2038. NOLs generated in tax years prior to August 31, 2018, can be carried forward for twenty (20) years and NOLs generated after August 31, 2018 can be carried forward indefinitely. NOL carry forwards may be subject to an annual limitation due to ownership change limitations that may have occurred or that could occur in the future, as required by Section 382 of the Internal Revenue Code of 1986, as amended (the “Code”). These ownership changes may limit the amount of the NOL carry forwards that can be utilized annually to offset future taxable income and tax, respectively. In general, an “ownership change” as defined by Section 382 of the Code results from a transaction or series of transactions over a three-year period resulting in an ownership change of more than 50 percentage points of the outstanding stock of a company by certain stockholders.

Tax returns for the years ended 2018, 2019, 2020 and 2021 are subject to review by the tax authorities. The Company has no liabilities related to uncertain tax positions or unrecognized benefits as of the year ended August 31, 2021. The Company has not accrued for interest or penalties associated with unrecognized tax liabilities.

NOTE 5 - COMMON STOCK PAYABLE

During the year ended August 31, 2020, the Company received $1,500 for Common Stock subscriptions for 75,000 shares of Common Stock. The Company accepted the subscriptions and issued the shares on September 6, 2020 (see Note 3).

NOTE 6 - SUBSEQUENT EVENTS

On September 2, 2021 the Company received a loan of $12,000 from the Company’s CEO and director. The amount is unsecured, non-interest bearing and due on demand.

The Company has evaluated events occurring subsequent to August 31, 2021 through the issuance of the financial statements and determined that there are no additional events requiring disclosure.

