Form 10-Q
period 2021-11-30
Pacific Sports Exchange Inc.
filed 2022-01-14
CIK 1765651

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: November 30, 2021

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

14,375,000 shares of Common Stock issued and outstanding as of January 14, 2022.

2

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

PACIFIC SPORTS EXCHANGE INC.

INTERIM FINANCIAL STATEMENTS

For the Three Months Ended November 30, 2021

(Unaudited)

PACIFIC SPORTS EXCHANGE INC.

Balance Sheets

(Unaudited)

	As of	As of
	November 30,	August 31,
	2021	2021
Assets
Current Assets
Cash	$3,499	$10,507
Inventory	537	1,624
Total Current Assets	4,036	12,131
Total Assets	$4,036	$12,131

Liabilities and Stockholders’ Deficit
Current Liabilities
Accounts payable and accrued liabilities	$41,712	$61,782
Due to related parties	12,000	-
Total Current Liabilities	53,712	61,782

Stockholders’ Deficit
Common stock: 220,000,000 shares authorized; $0.001 par value; 14,375,000 shares issued and outstanding respectively.	14,375	14,375
Additional paid-in capital	62,691	62,691
Accumulated deficit	(126,742)	(126,717)
Total Stockholders’ Deficit	(49,676)	(49,651)

Total Liabilities and Stockholders’ Deficit	$4,036	$12,131

The accompanying notes are an integral part of these unaudited condensed financial statements.

PACIFIC SPORTS EXCHANGE INC.

Statements of Operations

(Unaudited)

	Three Months Ended
	November 30,
	2021	2020

Revenues	$5,069	$11,343
Cost of goods sold	(1,138)	(9,475)
Gross profit	3,931	1,868
Operating Expenses
General and administrative	146	113
Professional fees	3,810	7,625
Total operating expenses	3,956	7,738
Loss from operations	(25)	(5,870)
Loss before income taxes	(25)	(5,870)
Provision for income taxes	-	-
Net loss	$(25)	$(5,870)
Basic and diluted loss per common share	$(0.00)	$(0.00)
Basic and diluted weighted average common shares outstanding	14,375,000	14,357,065

The accompanying notes are an integral part of these unaudited condensed financial statements.

PACIFIC SPORTS EXCHANGE INC.

Statement of Changes in Stockholders’ Deficit

(Unaudited)

For the Three Months Ended November 30, 2021

			Additional
	Common Stock		Paid-in	Accumulated
	Shares	Amount	Capital	Deficit	Total
Balance - August 31, 2021	14,375,000	$14,375	$62,691	$(126,717)	$(49,651)
Net loss	-	-	-	(25)	(25)
Balance - November 30, 2021	14,375,000	$14,375	$62,691	$(126,742)	$(49,676)

For the Three Months Ended November 30, 2020

			Additional
	Common Stock		Paid-in	Accumulated
	Shares	Amount	Capital	Deficit	Total
Balance - August 31, 2020	14,100,000	$14,100	$57,466	$(72,551)	$(985)
Issuance of common shares for cash	275,000	275	5,225	-	5,500
Net loss	-	-	-	(5,870)	(5,870)
Balance - November 30, 2020	14,375,000	$14,375	$62,691	$(78,421)	$(1,355)

The accompanying notes are an integral part of these unaudited condensed financial statements.

PACIFIC SPORTS EXCHANGE INC.
Statements of Cash Flows

(Unaudited)

	Three Months Ended
	November 30,
	2021	2020

Cash Flows from Operating Activities
Net loss	$(25)	$(5,870)
Changes in operating assets and liabilities:
Inventory	1,087	92
Accounts payable and accrued liabilities	(20,070)	1,597
Net cash used in operating activities	(19,008)	(4,181)

Cash Flows from Financing Activities
Proceeds from issuance of common stock	-	4,000
Proceeds from related party	12,000	-
Net cash provided by financing activities	12,000	4,000

Net change in cash for the period	(7,008)	(181)
Cash at beginning of period	10,507	22,690
Cash at end of period	$3,499	$22,509

Supplemental Cash Flow Information:
Cash paid for income taxes	$-	$-
Cash paid for interest	$-	$-

Non-Cash Investing and Financing Activities
Issuance of common stock for common stock payable	$-	$1,500

The accompanying notes are an integral part of these unaudited condensed financial statements.

PACIFIC SPORTS EXCHANGE INC.

Notes to Unaudited Financial Statements

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

Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the realization of assets and the liquidation of liabilities in the normal course of business. As of November 30, 2021, the Company has an accumulated deficit and has earned nominal operating revenues.

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

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial statements and with the instructions to Form 10-Q and Article 8 of Regulation S-X of the United States Securities and Exchange Commission (“SEC”). Accordingly, they do not contain all information and footnotes required by accounting principles generally accepted in the United States of America for annual financial statements. In the opinion of the Company’s management, the accompanying unaudited financial statements contain all the adjustments necessary (consisting only of normal recurring accruals) to present the financial position of the Company as of November 30, 2021 and the results of operations and cash flows for the periods presented. The results of operations for the period ended November 30, 2021 are not necessarily indicative of the operating results for the full fiscal year or any future period. These unaudited financial statements should be read in conjunction with the financial statements and related notes thereto included in the Company’s Annual Report on Form 10-K for the year ended August 31, 2021 filed with the SEC on December 14, 2021.

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

NOTE 3 – RELATED PARTY TRANSACTIONS

In support of the Company’s efforts and cash requirements, it may rely on advances from related parties until such time that the Company can support its operations or attains adequate financing through sales of its equity or traditional debt financing. There is no formal written commitment for continued support by shareholders.

On September 2, 2021 the Company received a loan of $12,000 from the Company’s CEO and director. The amount is unsecured, non-interest bearing, due on demand and has not been formalized by a promissory note.

 NOTE 4 – EQUITY

Common Stock

The Company has authorized 220,000,000 shares of Common Stock with a par value of $0.001 per share. Each Common share entitles the holder to one vote, in person or proxy, on any matter on which action of the stockholders of the Corporation is sought.

As of November 30, 2021 and August 31, 2021, the Company had 14,375,000 shares of Common Stock issued and outstanding, respectively.

NOTE 5- SUBSEQUENT EVENTS

The Company has evaluated events occurring subsequent to November 30, 2021 through the issuance of the financial statements and determined that there are no additional events requiring disclosure.

Item 2. Management’s Discussion and Analysis of Financial Condition or Plan of Operation

FORWARD-LOOKING STATEMENTS

This quarterly report on Form 10-Q and the exhibits attached hereto contain “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995, as amended. Such forward-looking statements concern the Company’s anticipated results and developments in the Company’s operations in future periods, planned exploration and development of its properties, plans related to its business and other matters that may occur in the future. These statements relate to analyses and other information that are based on forecasts of future results, estimates of amounts not yet determinable and assumptions of management.

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

This list is not exhaustive of the factors that may affect the Company’s forward-looking statements. Some of the important risks and uncertainties that could affect forward-looking statements are described further in this “Management’s Discussion and Analysis” section of this Quarterly Report. Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results may vary materially from those anticipated, believed, estimated or expected. The Company cautions readers not to place undue reliance on any such forward-looking statements, which speak only as of the date made. Pacific Sports disclaims any obligation subsequently to revise any forward-looking statements to reflect events or circumstances after the date of such statements or to reflect the occurrence of anticipated or unanticipated events, except as required by law. The Company advises readers to carefully review the reports and documents filed from time to time with the Securities and Exchange Commission (the “SEC”), particularly the Company’s Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q and Current Reports on Form 8-K.

As used in this Quarterly Report, the terms “we,” “us,” “our,” “Pacific Sports,” and the “Company,” mean Pacific Sports Exchange, Inc., unless otherwise indicated. All dollar amounts in this Quarterly Report are expressed in U.S. dollars, unless otherwise indicated.

Management’s Discussion and Analysis is intended to be read in conjunction with the Company’s financial statements and the integral notes (“Notes”) thereto for the period ending November 30, 2021. The following statements may be forward-looking in nature and actual results may differ materially.

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

Results of Operations

The following summary of our results of operations should be read in conjunction with our financial statements for the three months ended November 30, 2021 and 2020, which are included herein.

Three months ended November 30, 2021, compared to three months ended November 30, 2020.

	Three Months Ended
	November 30,
	2021	2020	Change
Revenue	$5,069	$11,343	$(6,274)
Cost of goods sold	1,138	9,475	(8,337)
Gross profit	3,931	1,868	2,063
Operating expenses	3,956	7,738	(3,782)
Net loss	$25	$5,870	$(5,845)

Net loss was $25 for the three months ended November 30, 2021, and $5,870 for the three months ended November 30, 2020. The decrease in net loss, for 2021, was primarily due to an increase in gross profit and decrease in operating expenses.

Cost of goods sold for the three months ended November 30, 2021 and 2020 was $1,138 and $9,475, respectively. Operating expenses for the three months ended November 30, 2021 and 2020 were $3,956 and $7,738, respectively. Operating expenses during the three months ended November 30, 2021 and 2020 were primarily attributed to general and administration expenses of $146 and $113 and professional fees of $3,810 and $7,625, respectively.

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

As of November 30, 2021 and August 31, 2021, we had the following balance sheet amounts:

	November 30,	August 31,
	2021	2021	Change
Cash	$3,499	$10,507	$(7,008)
Total Assets	4,036	12,131	(8,095)
Total Liabilities	53,712	61,782	(8,070)
Working Capital (Deficiency)	$(49,676)	$(49,651)	$(25)

As of November 30, 2021, our current and total assets were $4,036, consisting of cash of $3,499 and inventory of $537. As of August 31, 2021, our current and total assets were $12,131, consisting of cash of $10,507 and inventory of $1,624.

As of November 30, 2021, our total liabilities of $53,712 were all current liabilities, which consisted of accounts payable, accrued liabilities and due to related parties. As of August 31, 2021, liabilities consisted of $61,782 accounts payable and accrued liabilities.

Working Capital

The following table presents our working capital (deficit) position as at November 30, 2021 and August 31, 2021:

	November 30,	August 31,
	2021	2021
Current Assets	$4,036	$12,131
Current Liabilities	53,712	61,782
Working Capital (Deficiency)	$(49,676)	$(49,651)

As of November, 2021, we had a working capital deficiency of $49,676 compared to working capital deficiency of $49,651 as of August 31, 2021. As of November 30, 2021, we had current assets of $4,036 (August 31, 2021 - $12,131) and current liabilities of $53,712 (August 31, 2021 - $61,782).

Cash Flow

We fund our operations with cash generated from sales, capital contributions, debt, and issuances of shares of our Common Stock.

The following table presents our cash flow for the three months ended November 30, 2021 and 2020:

	Three Months Ended
	November 30,
	2021	2020
Cash used in operating activities	$(19,008)	$(4,181)
Cash provided by financing activities	12,000	4,000
Net Change in Cash for the period	$(7,008)	$(181)

Cash Flows from Operating Activities

For the three months ended November 30, 2021, net cash used in operating activities was $19,008 compared to $4,181 used during the three months ended November 30, 2020. For the three months ended November 30, 2021 we had a net loss of $25, which was increased by a change in working capital of $18,983. For the three months ended November 30, 2020, we had a net loss of $5,870, which was reduced by a change in working capital of $1,689.

Cash Flows from Financing Activities

For the three months ended November 30, 2021 and 2020, we received $12,000 advance from related party and $4,000 from the issuance of Common Stock, respectively.

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

An evaluation was conducted under the supervision and with the participation of our management of the effectiveness of the design and operation of our disclosure controls and procedures as of November 30, 2021. Based on that evaluation, our management concluded that our disclosure controls and procedures were not effective as of such date to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms. Such officer also confirmed that there was no change in our internal control over financial reporting during the period ended November 30, 2021 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Changes in Internal Controls

There have been no changes in our internal controls over financial reporting identified in connection with the evaluation required by paragraph (d) of Securities Exchange Act Rule 13a-15 or Rule 15d-15 that occurred in the quarter ended November 30, 2021 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

32.1**	Certification of the Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350).
101*	Inline XBRL Document Set for the condensed financial statements and accompanying notes in Part I, Item 1, “Financial Statements” of this Quarterly Report on Form 10-Q.
104*	Inline XBRL for the cover page of this Quarterly Report on Form 10-Q, included in the Exhibit 101 Inline XBRL Document Set.

_____________

* Filed herewith

** Furnished herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PACIFIC SPORTS EXCHANGE INC.
(Registrant)

Dated: January 14, 2022	/s/ Timothy Conte
Timothy Conte
Chief Executive Officer, President, Chief Financial Officer and Director
(Principal Executive Officer and Principal Financial Officer)

