Form 10-Q
period 2022-02-28
Pacific Sports Exchange Inc.
filed 2022-04-19
CIK 1765651

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: February 28, 2022

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

14,375,000 shares of Common Stock issued and outstanding as of April 18, 2022.

2

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

PACIFIC SPORTS EXCHANGE INC.

INTERIM FINANCIAL STATEMENTS

For the Six Months Ended February 28, 2022

(Unaudited)

PACIFIC SPORTS EXCHANGE INC.

Balance Sheets

(Unaudited)

	As of	As of
	February 28,	August 31,
	2022	2021
Assets
Current Assets
Cash	$195	$10,507
Inventory	537	1,624
Total Current Assets	732	12,131
Total Assets	$732	$12,131

Liabilities and Stockholders’ Deficit
Current Liabilities
Accounts payable and accrued liabilities	$44,122	$61,782
Due to related parties	10,700	-
Total Current Liabilities	54,822	61,782

Stockholders’ Deficit
Common stock: 220,000,000 shares authorized; $0.001 par value; 14,375,000 shares issued and outstanding	14,375	14,375
Additional paid-in capital	62,691	62,691
Accumulated deficit	(131,156)	(126,717)
Total Stockholders’ Deficit	(54,090)	(49,651)

Total Liabilities and Stockholders’ Deficit	$732	$12,131

The accompanying notes are an integral part of these unaudited condensed financial statements.

PACIFIC SPORTS EXCHANGE INC.

Statements of Operations

(Unaudited)

	Three Months Ended		Six Months Ended
	February 28,		February 28,
	2022	2021	2022	2021

Revenues	$6,000	$3,410	$11,069	$14,753
Cost of goods sold	-	(1,906)	(1,138)	(11,381)
Gross profit	6,000	1,504	9,931	3,372
Operating Expenses
General and administrative	168	45	314	158
Professional fees	10,246	13,968	14,056	21,593
Total operating expenses	10,414	14,013	14,370	21,751
Loss from operations	(4,414)	(12,509)	(4,439)	(18,379)
Loss before income taxes	(4,414)	(12,509)	(4,439)	(18,379)
Provision for income taxes	-	-	-	-
Net loss	$(4,414)	$(12,509)	$(4,439)	$(18,379)
Basic and diluted loss per common share	$(0.00)	$(0.00)	$(0.00)	$(0.00)
Basic and diluted weighted average common shares outstanding	14,375,000	14,375,000	14,375,000	14,365,934

The accompanying notes are an integral part of these unaudited condensed financial statements.

19-56
F-3

PACIFIC SPORTS EXCHANGE INC.

Statement of Changes in Stockholders’ Deficit

(Unaudited)

For the Six Months Ended February 28, 2022

			Additional
	Common Stock		Paid-in	Accumulated
	Shares	Amount	Capital	Deficit	Total
Balance - August 31, 2021	14,375,000	$14,375	$62,691	$(126,717)	$(49,651)
Net loss	-	-	-	(25)	(25)
Balance - November 30, 2021	14,375,000	14,375	62,691	(126,742)	(49,676)
Net loss	-	-	-	(4,414)	(4,414)
Balance - February 28, 2022	14,375,000	$14,375	$62,691	$(131,156)	$(54,090)

For the Six Months Ended February 28, 2021

			Additional
	Common Stock		Paid-in	Accumulated
	Shares	Amount	Capital	Deficit	Total
Balance - August 31, 2020	14,100,000	$14,100	$57,466	$(72,551)	$(985)
Issuance of common shares for cash	275,000	275	5,225	-	5,500
Net loss	-	-	-	(5,870)	(5,870)
Balance - November 30, 2020	14,375,000	14,375	62,691	(78,421)	(1,355)
Net loss	-	-	-	(12,509)	(12,509)
Balance - February 28, 2021	14,375,000	$14,375	$62,691	$(90,930)	$(13,864)

The accompanying notes are an integral part of these unaudited condensed financial statements.

PACIFIC SPORTS EXCHANGE INC.

Statements of Cash Flows

(Unaudited)

	Six Months Ended
	February 28,
	2022	2021

Cash Flows from Operating Activities
Net loss	$(4,439)	$(18,379)
Changes in operating assets and liabilities:
Inventory	1,087	(1,616)
Accounts payable and accrued liabilities	(17,660)	5,057
Net cash used in operating activities	(21,012)	(14,938)

Cash Flows from Financing Activities
Proceeds from issuance of common stock	-	4,000
Proceeds from related party	10,700	-
Net cash provided by financing activities	10,700	4,000

Net change in cash for the period	(10,312)	(10,938)
Cash at beginning of period	10,507	22,690
Cash at end of period	$195	$11,752

Supplemental Cash Flow Information:
Cash paid for income taxes	$-	$-
Cash paid for interest	$-	$-

Non-Cash Investing and Financing Activities
Issuance of common stock for common stock payable	$-	$1,500

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

Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the realization of assets and the liquidation of liabilities in the normal course of business. As of February 28, 2022, the Company has an accumulated deficit and has earned nominal operating revenues.

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

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial statements and with the instructions to Form 10-Q and Article 8 of Regulation S-X of the United States Securities and Exchange Commission (“SEC”). Accordingly, they do not contain all information and footnotes required by accounting principles generally accepted in the United States of America for annual financial statements. In the opinion of the Company’s management, the accompanying unaudited financial statements contain all the adjustments necessary (consisting only of normal recurring accruals) to present the financial position of the Company as of February 28, 2022 and the results of operations and cash flows for the periods presented. The results of operations for the period ended February 28, 2022 are not necessarily indicative of the operating results for the full fiscal year or any future period. These unaudited financial statements should be read in conjunction with the financial statements and related notes thereto included in the Company’s Annual Report on Form 10-K for the year ended August 31, 2021 filed with the SEC on December 14, 2021.

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

During the period ended February 28, 2022 the Company received a loan of $10,700 from the Company’s CEO and director. The amount is unsecured, non-interest bearing, due on demand and has not been formalized by a promissory note.

 NOTE 4 – EQUITY

Common Stock

The Company has authorized 220,000,000 shares of Common Stock with a par value of $0.001 per share. Each Common share entitles the holder to one vote, in person or proxy, on any matter on which action of the stockholders of the Corporation is sought.

As of February 28, 2022 and August 31, 2021, the Company had 14,375,000 shares of Common Stock issued and outstanding.

NOTE 5- SUBSEQUENT EVENTS

The Company has evaluated events occurring subsequent to February 28, 2022 through the issuance of the financial statements and determined that there are no additional events requiring disclosure.

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

Management’s Discussion and Analysis is intended to be read in conjunction with the Company’s financial statements and the integral notes (“Notes”) thereto for the period ending February 28, 2022. The following statements may be forward-looking in nature and actual results may differ materially.

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

Results of Operations

The following summary of our results of operations should be read in conjunction with our financial statements for the three months ended February 28, 2022, and 2021, which are included herein.

Three months ended February 28, 2022, compared to three months ended February 28, 2021.

	Three Months Ended
	February 28,
	2022	2021	Change
Revenue	$6,000	$3,410	$2,590
Cost of goods sold	-	1,906	(1,906)
Gross profit	6,000	1,504	4,496
Operating expenses	10,414	14,013	(3,599)
Net loss	$4,414	$12,509	$(8,095)

Net loss was $4,414 for the three months ended February 28, 2022, and $12,509 for the three months ended February 28, 2021. The decrease in net loss, for 2022, was primarily due to an increase in gross profit and decrease in operating expenses.

Cost of goods sold for the three months ended February 28, 2022, and 2021 was $0 and $1,906, respectively. Operating expenses for the three months ended February 28, 2022, and 2021 were $10,414 and $14,013, respectively. Operating expenses during the three months ended February 28, 2022, and 2021 were primarily attributed to general and administration expenses of $168 and $45 and professional fees of $10,246 and $13,968, respectively.

Six months ended February 28, 2022, compared to six months ended February 28, 2021.

	Six Months Ended
	February 28,
	2022	2021	Change
Revenue	$11,069	$14,753	$(3,684)
Cost of goods sold	1,138	11,381	(10,243)
Gross profit	9,931	3,372	6,559
Operating expenses	14,370	21,751	(7,381)
Net loss	$4,439	$18,379	$(13,940)

 Net loss was $4,439 for the six months ended February 28, 2022, and $18,379 for the six months ended February 28, 2021. The decrease in net loss, for 2022, was primarily due to an increase in gross profit from consignment sales and decrease in operating expenses.

Cost of goods sold for the six months ended February 28, 2022, and 2021 was $1,138 and $11,381, respectively. Operating expenses for the six months ended February 28, 2022, and 2021 were $14,370 and $21,751, respectively. Operating expenses during the six months ended February 28, 2022, and 2021 were primarily attributed to general and administration expenses of $314 and $158 and professional fees of $14,056 and $21,593, respectively.

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

As of February 28, 2022, and August 31, 2021, we had the following balance sheet amounts:

	February 28,	August 31,
	2022	2021	Change
Cash	$195	$10,507	$(10,312)
Total Assets	732	12,131	(11,399)
Total Liabilities	54,822	61,782	(6,960)
Working Capital (Deficiency)	$(54,090)	$(49,651)	$(4,439)

As of February 28, 2022, our current and total assets were $732, consisting of cash of $195 and inventory of $537. As of August 31, 2021, our current and total assets were $12,131, consisting of cash of $10,507 and inventory of $1,624.

As of February 28, 2022, our total liabilities of $54,822 were all current liabilities, which consisted of accounts payable and accrued liabilities of $44,122 and due to related parties of $10,700. As of August 31, 2021, liabilities consisted of $61,782 accounts payable and accrued liabilities.

Working Capital

The following table presents our working capital (deficit) position as at February 28, 2022 and August 31, 2021:

	As of	As of
	February 28,	August 31,
	2022	2021
Current Assets	$732	$12,131
Current Liabilities	54,822	61,782
Working Capital (Deficiency)	$(54,090)	$(49,651)

As of February 28, 2022, we had a working capital deficiency of $54,090 compared to working capital deficiency of $49,651 as of August 31, 2021. As of February 28, 2022, we had current assets of $732 (August 31, 2021 - $12,131) and current liabilities of $54,822 (August 31, 2021 - $61,782).

Cash Flow

We fund our operations with cash generated from sales, capital contributions, debt, and issuances of shares of our Common Stock.

The following table presents our cash flow for the six months ended February 28, 2022, and 2021:

	Six Months Ended
	February 28,
	2022	2021
Cash used in operating activities	$(21,012)	$(14,938)
Cash provided by financing activities	10,700	4,000
Net Change in Cash for the period	$(10,312)	$(10,938)

Cash Flows from Operating Activities

For the six months ended February 28, 2022, net cash used in operating activities was $21,012 compared to $14,938 used during the six months ended February 28, 2021. For the six months ended February 28, 2022, we had a net loss of $4,439, which was increased by a change in working capital of $16,573. For the six months ended February 28, 2021, we had a net loss of $18,379, which was reduced by a change in working capital of $3,441.

Cash Flows from Financing Activities

For the six months ended February 28, 2022, and 2021, we received $10,700 advance from related party and $4,000 from the issuance of Common Stock, respectively.

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

An evaluation was conducted under the supervision and with the participation of our management of the effectiveness of the design and operation of our disclosure controls and procedures as of February 28, 2022. Based on that evaluation, our management concluded that our disclosure controls and procedures were not effective as of such date to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms. Such officer also confirmed that there was no change in our internal control over financial reporting during the period ended February 28, 2022, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Changes in Internal Controls

There have been no changes in our internal controls over financial reporting identified in connection with the evaluation required by paragraph (d) of Securities Exchange Act Rule 13a-15 or Rule 15d-15 that occurred in the quarter ended February 28, 2022, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

PACIFIC SPORTS EXCHANGE INC.
(Registrant)

Dated: April 19, 2022	/s/ Timothy Conte
Timothy Conte
Chief Executive Officer, President, Chief Financial Officer and Director
(Principal Executive Officer and Principal Financial Officer)

