Form 10-Q
period 2022-05-31
Pacific Sports Exchange Inc.
filed 2022-07-08
CIK 1765651

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: May 31, 2022

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

14,375,000 shares of Common Stock issued and outstanding as of July 5, 2022.

2

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

 PACIFIC SPORTS EXCHANGE INC.

INTERIM FINANCIAL STATEMENTS

For the Nine Months Ended May 31, 2022

(Unaudited)

PACIFIC SPORTS EXCHANGE INC.

Balance Sheets

(Unaudited)

	As of	As of
	May 31,	August 31,
	2022	2021
Assets
Current Assets
Cash	$9,407	$10,507
Inventory	537	1,624
Total Current Assets	9,944	12,131
Total Assets	$9,944	$12,131

Liabilities and Stockholders' Deficit
Current Liabilities
Accounts payable and accrued liabilities	$49,088	$61,782
Due to related parties	13,700	-
Total Current Liabilities	62,788	61,782

Stockholders' Deficit
Common stock: 220,000,000 shares authorized; $0.001 par value; 14,375,000 shares issued and outstanding.	14,375	14,375
Additional paid-in capital	62,691	62,691
Accumulated deficit	(129,910)	(126,717)
Total Stockholders' Deficit	(52,844)	(49,651)

Total Liabilities and Stockholders' Deficit	$9,944	$12,131

The accompanying notes are an integral part of these unaudited condensed financial statements.

PACIFIC SPORTS EXCHANGE INC.

Statements of Operations

(Unaudited)

	Three Months Ended		Nine Months Ended
	May 31,		May 31,
	2022	2021	2022	2021

Revenues	$22,601	$4,605	$33,670	$19,358
Cost of goods sold	(15,151)	(2,019)	(16,289)	(13,400)
Gross profit	7,450	2,586	17,381	5,958
Operating Expenses
General and administrative	145	558	459	716
Professional fees	6,059	6,916	20,115	28,509
Total operating expenses	6,204	7,474	20,574	29,225
Income (Loss) from operations	1,246	(4,888)	(3,193)	(23,267)
Income (Loss) before income taxes	1,246	(4,888)	(3,193)	(23,267)
Provision for income taxes	-	-	-	-
Net income (loss)	$1,246	$(4,888)	$(3,193)	$(23,267)
Basic and diluted income (loss) per common share	$0.00	$(0.00)	$(0.00)	$(0.00)
Basic and diluted weighted average common shares outstanding	14,375,000	14,375,000	14,375,000	14,368,978

The accompanying notes are an integral part of these unaudited condensed financial statements.

PACIFIC SPORTS EXCHANGE INC.

Statement of Changes in Stockholders’ Deficit

(Unaudited)

For the Nine Months Ended May 31, 2022

			Additional
	Common Stock		Paid-in	Accumulated
	Shares	Amount	Capital	Deficit	Total
Balance - August 31, 2021	14,375,000	$14,375	$62,691	$(126,717)	$(49,651)
Net loss	-	-	-	(25)	(25)
Balance - November 30, 2021	14,375,000	14,375	62,691	(126,742)	(49,676)
Net loss	-	-	-	(4,414)	(4,414)
Balance - February 28, 2022	14,375,000	14,375	62,691	(131,156)	(54,090)
Net income	-	-	-	1,246	1,246
Balance - May 31, 2022	14,375,000	$14,375	$62,691	$(129,910)	$(52,844)

For the Nine Months Ended May 31, 2021

			Additional
	Common Stock		Paid-in	Accumulated
	Shares	Amount	Capital	Deficit	Total
Balance - August 31, 2020	14,100,000	$14,100	$57,466	$(72,551)	$(985)
Issuance of common shares	275,000	275	5,225		5,500
Net loss	-	-	-	(5,870)	(5,870)
Balance - November 30, 2020	14,375,000	14,375	62,691	(78,421)	(1,355)
Net loss	-	-	-	(12,509)	(12,509)
Balance - February 28, 2021	14,375,000	14,375	62,691	(90,930)	(13,864)
Net loss	-	-	-	(4,888)	(4,888)
Balance - May 31, 2021	14,375,000	$14,375	$62,691	$(95,818)	$(18,752)

The accompanying notes are an integral part of these unaudited condensed financial statements.

PACIFIC SPORTS EXCHANGE INC.

Statements of Cash Flows

(Unaudited)

	Nine Months Ended
	May 31,
	2022	2021

Cash Flows from Operating Activities
Net loss	$(3,193)	$(23,267)
Changes in operating assets and liabilities:
Inventory	1,087	369
Accounts payable and accrued liabilities	(12,694)	11,115
Net cash used in operating activities	(14,800)	(11,783)

Cash Flows from Financing Activities
Proceeds from issuance of common stock	-	4,000
Proceeds from related party	13,700	-
Net cash provided by financing activities	13,700	4,000

Net change in cash for the period	(1,100)	(7,783)
Cash at beginning of period	10,507	22,690
Cash at end of period	$9,407	$14,907

Supplemental Cash Flow Information:
Cash paid for income taxes	$-	$-
Cash paid for interest	$-	$-

Non-Cash Investing and Financing Activities
Issuance of common stock for common stock payable	$-	$1,500

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

To date, the Company’s activities have included building out its business operations and marketing, acquiring inventory, generating revenue via www.ebay.com, as well as developing supplier and business contacts and services.

Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the realization of assets and the liquidation of liabilities in the normal course of business. As of May 31, 2022, the Company has an accumulated deficit and has earned nominal operating revenues.

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

The full extent of the future impacts of COVID-19 on the Company’s operations is uncertain. A continued widespread outbreak could have a material adverse impact on financial results and business operations of the Company, including the timing and ability of the Company to collect accounts receivable and procure materials and supplies.

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

Although being an online only reseller of sports equipment with no physical “brick and mortar” retail site mitigates against the effects of COVID-19 on our operations, the previous and any current or future government issued “stay at home” orders, and the previous and any current or future closure, or limitations on the use, of gyms, athletic clubs, golf courses and other recreational facilities has had and will continue to have negative impacts on our operations and ability to generate revenues from operations. The result of such orders and closures is that fewer people, both in the U.S. and around the World, are able (and/or willing) to engage in physical activities, and recreation, whether indoors or outdoors. While most governmental restrictions have been lifted and more and more people are able to return to recreational activities, the potential still exists for future restrictions and closures due to different strains, or variants, of COVID-19, and the potential for the spread, and or resurgence, of the virus. Fewer people engaging in physical activities, and recreation, likely will mean fewer people in the market to purchase new and/or used sporting equipment which will have a materially negative affect on our ability to generate revenues from operations.

If we are unable to generate sufficient revenues from operations to grow our business, or even sustain operations, we will be forced to rely on raising capital through debt and/or equity financing. There are no guarantees we will be able to raise additional capital through debt and/or equity financing.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial statements and with the instructions to Form 10-Q and Article 8 of Regulation S-X of the United States Securities and Exchange Commission (“SEC”). Accordingly, they do not contain all information and footnotes required by accounting principles generally accepted in the United States of America for annual financial statements. In the opinion of the Company’s management, the accompanying unaudited financial statements contain all the adjustments necessary (consisting only of normal recurring accruals) to present the financial position of the Company as of May 31, 2022, and the results of operations and cash flows for the periods presented. The results of operations for the period ended May 31, 2022, are not necessarily indicative of the operating results for the full fiscal year or any future period. These unaudited financial statements should be read in conjunction with the financial statements and related notes thereto included in the Company’s Annual Report on Form 10-K for the year ended August 31, 2021 filed with the SEC on December 14, 2021.

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

During the period ended May 31, 2022 the Company received a loan of $13,700 from the Company’s CEO and director. The amount is unsecured, non-interest bearing, due on demand and has not been formalized by a promissory note.

 NOTE 4 – EQUITY

Common Stock

The Company has authorized 220,000,000 shares of Common Stock with a par value of $0.001 per share. Each Common share entitles the holder to one vote, in person or proxy, on any matter on which action of the stockholders of the Corporation is sought.

As of May 31, 2022, and August 31, 2021, the Company had 14,375,000 shares of Common Stock issued and outstanding.

NOTE 5- SUBSEQUENT EVENTS

The Company has evaluated events occurring subsequent to May 31, 2022 through the issuance of the financial statements and determined that there are no additional events requiring disclosure.

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

Management’s Discussion and Analysis is intended to be read in conjunction with the Company’s financial statements and the integral notes (“Notes”) thereto for the period ending May 31, 2022. The following statements may be forward-looking in nature and actual results may differ materially.

General Overview

We were incorporated in Delaware on July 2, 2018, to engage in the business of re-selling new and used tennis and golf equipment. We have since added used golf carts to our resale inventory and have begun engaging in consignment sales of tennis rackets and golf carts. The concept is to source top-quality, in-demand equipment, and resell it to both domestic and international customers. Our Company has identified popular brands and models that retain value, in new and used condition, across the various markets in which we plan to sell.

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

Description of Business

We specialize in the reselling of new and used tennis and golf equipment, including reselling used golf carts and engaging in consignment sales of tennis rackets and golf carts. The concept is to source top-quality, in-demand equipment and resell it to both domestic and international customers. We have identified popular brands and models that retain their value in new and used condition.

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

The full extent of the future impacts of COVID-19 on the Company’s operations is uncertain. A continued widespread outbreak could have a material adverse impact on financial results and business operations of the Company, including the timing and ability of the Company to collect accounts receivable and procure materials and supplies.

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

Results of Operations

 The following summary of our results of operations should be read in conjunction with our financial statements for the three and nine months ended May 31, 2022, and 2021, which are included herein.

Three months ended May 31, 2022, compared to three months ended May 31, 2021.

	Three Months Ended
	May 31,
	2022	2021	Change
Revenue	$22,601	$4,605	$17,996
Cost of goods sold	15,151	2,019	13,132
Gross profit	7,450	2,586	4,864
Operating expenses	6,204	7,474	(1,270)
Net income (loss)	$1,246	$(4,888)	$6,134

Net income was $1,246 for the three months ended May 31, 2022, and $4,888 net loss for the three months ended May 31, 2021. The decrease in net loss from $4,888 to $1,246 net income for the three months ended May 31, 2022, was primarily due to an increase in gross profit and decrease in operating expenses.

Cost of goods sold for the three months ended May 31, 2022, and 2021 was $15,151 and $2,019, respectively. Operating expenses for the three months ended May 31, 2022, and 2021 were $6,204 and $7,474, respectively. Operating expenses during the three months ended May 31, 2022, and 2021 were primarily attributed to general and administration expenses of $145 and $558, and professional fees of $6,059 and $6,916, respectively.

Nine months ended May 31, 2022, compared to nine months ended May 31, 2021.

	Nine Months Ended
	May 31,
	2022	2021	Change
Revenue	$33,670	$19,358	$14,312
Cost of goods sold	16,289	13,400	2,889
Gross profit	17,381	5,958	11,423
Operating expenses	20,574	29,225	(8,651)
Net loss	$(3,193)	$(23,267)	$20,074

Net loss was $3,193 for the nine months ended May 31, 2022, and $23,267 for the nine months ended May 31, 2021. The decrease in net loss for the nine months ended May 31, 2022, was primarily due to an increase in gross profit and decrease in operating expenses.

Cost of goods sold for the nine months ended May 31, 2022, and 2021 was $16,289 and $13,400, respectively. Operating expenses for the nine months ended May 31, 2022, and 2021 were $20,574 and $29,225, respectively. Operating expenses during the nine months ended May 31, 2022, and 2021 were primarily attributed to general and administration expenses of $459 and $716, and professional fees of $20,115 and $28,509, respectively.

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

As of May 31, 2022, and August 31, 2021, we had the following balance sheet amounts:

	May 31,	August 31,
	2022	2021	Change
Cash	$9,407	$10,507	$(1,100)
Total Assets	9,944	12,131	(2,187)
Total Liabilities	62,788	61,782	1,006
Working Capital (Deficiency)	$(52,844)	$(49,651)	$(3,193)

As of May 31, 2022, our current and total assets were $9,944, consisting of cash of $9,407 and inventory of $537. As of August 31, 2021, our current and total assets were $12,131, consisting of cash of $10,507 and inventory of $1,624.

As of May 31, 2022, our total liabilities of $62,788 were all current liabilities, which consisted of accounts payable and accrued liabilities of $49,088 and due to related parties of $13,700. As of August 31, 2021, liabilities consisted of $61,782 accounts payable and accrued liabilities.

Working Capital

The following table presents our working capital (deficit) position as at May 31, 2022 and August 31, 2021:

	As of	As of
	May 31,	August 31,
	2022	2021
Current Assets	$9,944	$12,131
Current Liabilities	62,788	61,782
Working Capital (Deficiency)	$(52,844)	$(49,651)

As of May 31, 2022, we had a working capital deficiency of $52,844 compared to working capital deficiency of $49,651 as of August 31, 2021. As of May 31, 2022, we had current assets of $9,944 (August 31, 2021 - $12,131) and current liabilities of $62,788 (August 31, 2021 - $61,782).

Cash Flow

We fund our operations with cash generated from sales, capital contributions, debt, and issuances of shares of our Common Stock.

The following table presents our cash flow for the nine months ended May 31, 2022, and 2021:

	Nine Months Ended
	May 31,
	2022	2021
Cash used in operating activities	$(14,800)	$(11,783)
Cash provided by financing activities	13,700	4,000
Net Change in Cash for the period	$(1,100)	$(7,783)

Cash Flows from Operating Activities

For the nine months ended May 31, 2022, net cash used in operating activities was $14,800 compared to $11,783 used during the nine months ended May 31, 2021. For the nine months ended May 31, 2022, we had a net loss of $3,193, which was increased by a change in working capital of $11,607. For the nine months ended May 31, 2021, we had a net loss of $23,267, which was reduced by a change in working capital of $11,484.

Cash Flows from Financing Activities

For the nine months ended May 31, 2022, and 2021, we received $13,700 advance from related party and $4,000 from the issuance of Common Stock, respectively.

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

An evaluation was conducted under the supervision and with the participation of our management of the effectiveness of the design and operation of our disclosure controls and procedures as of May 31, 2022. Based on that evaluation, our management concluded that our disclosure controls and procedures were not effective as of such date to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms. Such officer also confirmed that there was no change in our internal control over financial reporting during the period ended May 31, 2022, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Changes in Internal Controls

There have been no changes in our internal controls over financial reporting identified in connection with the evaluation required by paragraph (d) of Securities Exchange Act Rule 13a-15 or Rule 15d-15 that occurred in the quarter ended May 31, 2022, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

PACIFIC SPORTS EXCHANGE INC.
(Registrant)

Dated: July 8, 2022	By:	/s/ Timothy Conte
Timothy Conte
Chief Executive Officer, President, Chief Financial Officer and Director
(Principal Executive Officer and Principal Financial Officer)

