Form 10-K
period 2022-08-31
Pacific Sports Exchange Inc.
filed 2022-11-30
CIK 1765651

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended: August 31, 2022.

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________ to __________

Commission File Number: 000-56466

PACIFIC SPORTS EXCHANGE INC.
(Exact name of registrant as specified in its charter)

Delaware	83-1189007
(State or Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

2149 Rio De Janeiro Ave., Punta Gorda, FL 33983

(Address of principal executive offices)

(877) 571-5562

(Registrant’s telephone number)

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act: Common Stock

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

The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold in a private placement conducted by the Company, as of the last business day of the registrant’s most recently completed second fiscal quarter (on February 28, 2022) was approximately $56,500.

The registrant had 14,375,000 common shares outstanding as of November 28, 2022.

PACIFIC SPORTS EXCHANGE INC.

Form 10-K

August 31, 2022

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

Management’s Discussion and Analysis is intended to be read in conjunction with the Company’s financial statements and the integral notes (“Notes”) thereto for the fiscal year ending August 31, 2022. The following statements may be forward-looking in nature and actual results may differ materially.

PART I

Item 1. Business.

Overview

We were incorporated in Delaware on July 2, 2018, to engage in the business of reselling new and used tennis and golf equipment. We have since added used golf carts to our resale inventory and have begun engaging in consignment sales of tennis rackets. The concept is to source top-quality, in-demand equipment, and resell it to both domestic and international customers. Our Company has identified popular brands and models that retain value, in new and used condition, across the various markets in which we plan to sell.

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

On September 6, 2020, pursuant to our S-1 Registration Statement declared effective on September 30, 2019, the Company issued 275,000 shares of Common Stock to 10 individuals, for total proceeds of $5,500.

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

Competitive Business Conditions and Strategy; Position in the Industry

Our Company competes with other vendors of golf and tennis equipment. We compete with a wide assortment of vendors from small local golf and tennis shops to larger established vendors such as Dick’s Sporting Goods and Amazon. There is also an assortment of successful on-line vendors such as Tennis Warehouse, Midwest Sports, Holabird Sports, and Puetz Golf, among others. At first glance the retail industry appears challenging, especially factoring in direct sales from the equipment manufacturers themselves; however, a competitive advantage lies in the specialized nature of both our target customer and our targeted products. While we sell to local domestic customers, our primary target market is foreign buyers from Asia and Europe that have a penchant for specific brands and product models not available in their local markets. We have identified select new and classic equipment that is in high demand to foreign buyers, and we have identified a reliable method to source the desired equipment. Our source of in-demand equipment comes from a network of local tennis and golf shops. Located throughout Southwest Florida, these local shops and their owners are embedded within their communities and have great relationships with the local playing public; season in and season out they receive a steady supply of trade-in equipment. Our Company has found that these vendors are happy to sell this old equipment to us at a discount. Hence, our niche strategy within the larger mass market is to service the specialized and under-served international demand with a supply of equipment sourced from a network of local Florida sport shops. Our Company believes this sourcing strategy can be duplicated on the East Coast of Florida and in other warm weather states such as California and Arizona.

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

None

Purchase of Equity Securities by the Issuer and Affiliated Purchasers

We did not purchase any of our shares of Common Stock or other securities during our fourth quarter of our fiscal year ended August 31, 2022.

Item 6. [Reserved]

Smaller reporting companies are not required to provide the information required by this item.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Results of Operations

The following summary of our results of operations should be read in conjunction with our financial statements for the years ended August 31, 2022, and 2021, which are included herein.

Our operating results for the years ended August 31, 2022 and 2021, and the changes between those periods for the respective items are summarized as follows:

	Year Ended
	August 31,
	2022	2021	Change
Revenue	$45,169	$20,421	$24,748
Cost of goods sold	26,589	14,964	11,625
Gross profit	18,580	5,457	13,123
Operating expenses	31,979	59,623	(27,644)
Net loss	$13,399	$54,166	$(40,767)

Net loss was $13,399 for the year ended August 31, 2022, and $54,166 for the year ended August 31, 2021. The decrease in net loss was primarily due to an increase in revenue and a decrease in operating expenses.

Cost of goods sold for the years ended August 31, 2022 and 2021 was $26,589 and $14,964, respectively. Operating expenses for the years ended August 31, 2022 and 2021 were $31,979 and $59,623, respectively. Operating expenses during the years ended August 31, 2022 and 2021 were primarily attributed to general and administration expenses of $2,310 and $833 and professional fees of $29,669 and $58,790, respectively. The decrease in professional fees during the year ended August 31, 2022, is primarily due to legal, consulting, audit and accounting fees.

Liquidity and Capital

As of August 31, 2022, we had $7,899 in cash, $8,436 in total assets, $71,486 in liabilities and $63,050 in working capital deficit.

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

Working Capital

The following table presents our working capital (deficit) position as at August 31, 2022 and August 31, 2021:

	August 31,	August 31,
	2022	2021
Current Assets	$8,436	$12,131
Current Liabilities	71,486	61,782
Working Capital (Deficiency)	$(63,050)	$(49,651)

As of August 31, 2022, we had a working capital deficiency of $63,050 compared to a working capital deficiency of $49,651 as of August 31, 2021. As of August 31, 2022, we had current assets of $8,436 (August 31, 2021 - $12,131) and current liabilities of $71,486 (August 31, 2021 - $61,782). The increase in working capital deficiency is primarily due to an increase in due to related party of $13,700 and a decrease in cash of $2,608, offset by a decrease in accounts payable and accrued liabilities of $3,996 and inventory of $1,087.

Cash Flow

We fund our operations with cash generated from sales, capital contributions, debt, and issuances of Common Stock.

The following table presents our cash flow for the years ended August 31, 2022 and 2021:

	Year Ended
	August 31,
	2022	2021
Cash used in operating activities	$(16,308)	$(16,183)
Cash provided by financing activities	13,700	4,000
Net Change in Cash for the period	$(2,608)	$(12,183)

Cash Flows from Operating Activities

For the year ended August 31, 2022, net cash used in operating activities was $16,308 compared to $16,183 during the year ended August 31, 2021. For the year ended August 31, 2022, we had a net loss of $13,399, which was increased by a change in working capital of $2,909. For the year ended August 31, 2021, we had a net loss of $54,166, which was reduced by a change in working capital of $36,709 and inventory write-off of $1,274.

Cash Flows from Financing Activities

For the years ended August 31, 2022 and 2021, we received $13,700 and $4,000 from financing activities, respectively.

During the year ended August 31, 2022, and 2021, we received $13,700 and $0 advance from related party, respectively. During the year ended August 31, 2021, we received $4,000 from the issuance of 200,000 shares of Common Stock to investors.

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

Inventory

All inventory is finished goods. Inventories are stated at the lower of cost or net realizable value. Our Company utilizes first-in first-out for inventory items held. We periodically review inventories for obsolescence and any inventories identified as obsolete are written down. Although we believe that the assumptions used to estimate inventory write-downs are reasonable, future changes in these assumptions could provide a significantly different result. Inventory write-off of $0 and $1,274 was recorded during the years ended August 31, 2022 and 2021, respectively.

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

Item 8. Financial Statements and Supplementary Data.

The financial statements and Report of Independent Registered Public Accounting Firm are listed in the “Index to Financial Statements“ on page F-1 and included on pages F-2 through F-12.

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

None.

Item 9A. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act that are designed to ensure that information required to be disclosed by us in reports that we file under the Exchange Act is recorded, processed, summarized and reported as specified in the SEC’s rules and forms and that such information required to be disclosed by us in reports that we file under the Exchange Act is accumulated and communicated to our management, including our Treasurer Mrs. Whitesides, and Mr. Conte, our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure. Management, with the participation of our Chief Executive Officer and Chief Financial Officer, performed an evaluation of the effectiveness of our disclosure controls and procedures as of August 31, 2022. Based on that evaluation, our management, including our Chief Executive Officer and Chief Financial Officer, concluded that our disclosure controls and procedures were not effective as of August 31, 2022 due to the material weaknesses and significant deficiencies discussed below.

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

Under the supervision of management, including our Principal Executive Officer and Principal Accounting Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and subsequent guidance prepared by the Commission specifically for smaller public companies as of August 31, 2022. Based on that evaluation, our management concluded that our internal control over financial reporting was not effective as of August 31, 2022 because it identified the following material weakness and significant deficiencies:

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

Our management, including our principal executive officer and principal accounting officer, does not expect that our disclosure controls and procedures or our internal controls will prevent all error and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints and the benefits of controls must be considered relative to their costs. Due to the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within our Company have been detected.

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

Changes in Internal Controls over Financial Reporting

There have been no changes in our internal controls over financial reporting identified in connection with the evaluation required by paragraph (d) of Securities Exchange Act Rule 13a-15 or Rule 15d-15 that occurred during the year ended August 31, 2022 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information.

None.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

Executive Officers and Directors

The following table sets forth the name, age and position of each of our executive officers and directors as of the date of this Prospectus.

Name	Age	Position
Timothy Conte	76	President, Chief Executive Officer, Chief Financial Officer and Director
Jennifer Whitesides	40	Secretary, Treasurer and Director

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

Item 11. Executive Compensation.

Summary Compensation Table

The table below summarizes all compensation awarded to, earned by, or paid to our named executive officers for all services rendered in all capacities to us for the fiscal year ended August 31, 2022 and 2021.

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Timothy Conte	2022	-	-	-	-	-	-	-	-
President, CEO, CFO and Director	2021	-	-	-	-	-	-	-	-

Jennifer Whitesides	2022	-	-	-	-	-	-	-	-
Secretary, Treasurer and Director	2021	-	-	-	-	-	-	-	-

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

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table sets forth certain information regarding beneficial ownership of our Common Stock as of November 28, 2022 (a) by each person known by us to own beneficially 5% or more of our Common Stock, (b) by each of our named executive officers and each of our directors and (c) by all executive officers and directors of the Company as a group. As of November 28, 2022, there were 14,375,000 shares of our Common Stock issued and outstanding. Unless otherwise noted, we believe that all persons named in the table have sole voting and investment power with respect to all the shares beneficially owned by them.

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

During the years ended August 31, 2022 and 2021 the Company received a loan of $13,700 and $0 from the Company’s CEO and director, respectively. The amount is unsecured, non-interest bearing, due on demand and has not been formalized by a promissory note. As of August 31, 2022, and 2021, the Company owned $13,700 and $0 to the Company’s officer, respectively.

Item 14. Principal Accounting Fees and Services.

The following table shows the fees that were billed for the audit and other services provided by our independent auditors for the fiscal years ended August 31, 2022 and 2021, respectively.

	2022	2021

Audit Fees	$11,000	$11,000
Audit-Related Fees	-	-
Tax Fees	-	-
All Other Fees	-	-
Total	$11,000	$11,000

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

Pacific Sports Exchange Inc.
(Registrant)

Dated: November 30, 2022	/s/ Timothy Conte
Timothy Conte
Chief Executive Officer, President, and Director

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

Pacific Sports Exchange, Inc.

Opinion on the Financial Statements

We have audited the accompanying balance sheets of Pacific Sports Exchange, Inc. (the “Company”) as of August 31, 2022 and 2021, the related statements of operations, changes in stockholders’ deficit, and cash flows for the years then ended, and the related notes (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company at August 31, 2022 and 2021, and the results of its operations and its cash flows for the years ended August 31, 2022 and 2021, in conformity with the U.S. generally accepted accounting principles in the United States of America.

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

Diamond Bar, California

November 28, 2022

PACIFIC SPORTS EXCHANGE INC.

BALANCE SHEETS

	August 31,	August 31,
	2022	2021
Assets
Current Assets
Cash	$7,899	$10,507
Inventory	537	1,624
Total Current Assets	8,436	12,131
Total Assets	$8,436	$12,131

Liabilities and Stockholders’ Deficit
Current Liabilities
Accounts payable and accrued liabilities	$57,786	$61,782
Due to related parties	13,700	-
Total Current Liabilities	71,486	61,782

Stockholders’ Deficit
Common stock: 220,000,000 shares authorized; $0.001 par value; 14,375,000 shares issued and outstanding.	14,375	14,375
Additional paid-in capital	62,691	62,691
Accumulated deficit	(140,116)	(126,717)
Total Stockholders’ Deficit	(63,050)	(49,651)

Total Liabilities and Stockholders’ Deficit	$8,436	$12,131

The accompanying notes are an integral part of these financial statements.

PACIFIC SPORTS EXCHANGE INC.

STATEMENTS OF OPERATIONS

	Year Ended
	August 31,
	2022	2021

Revenues	$45,169	$20,421
Cost of goods sold	(26,589)	(14,964)
Gross profit	18,580	5,457
Operating Expenses
General and administrative	2,310	833
Professional fees	29,669	58,790
Total operating expenses	31,979	59,623
Loss from operations	(13,399)	(54,166)

Loss before income taxes	(13,399)	(54,166)
Provision for income taxes	-	-
Net loss	$(13,399)	$(54,166)
Basic and diluted loss per common share	$(0.00)	$(0.00)
Basic and diluted weighted average common shares outstanding	14,375,000	14,371,233

The accompanying notes are an integral part of these financial statements.

PACIFIC SPORTS EXCHANGE INC.

STATEMENT OF CHANGES IN STOCKHOLDERS’ DEFICIT

			Additional
	Common Stock		Paid in	Accumulated
	Shares	Amount	Capital	Deficit	Total
Balance - August 31, 2020	14,100,000	$14,100	$57,466	$(72,551)	$(985)
Issuance of common stock	275,000	275	5,225	-	5,500
Net loss	-	-	-	(54,166)	(54,166)
Balance - August 31, 2021	14,375,000	14,375	62,691	(126,717)	(49,651)
Net loss	-	-	-	(13,399)	(13,399)
Balance - August 31, 2022	14,375,000	$14,375	$62,691	$(140,116)	$(63,050)

The accompanying notes are an integral part of these financial statements.

PACIFIC SPORTS EXCHANGE INC.

STATEMENTS OF CASH FLOWS

	Year Ended
	August 31,
	2022	2021

Cash Flows from Operating Activities
Net loss	$(13,399)	$(54,166)
Adjustments to reconcile net loss to net cash used in operating activities:
Inventory write-off	-	1,274
Changes in operating assets and liabilities:
Inventory	1,087	(629)
Accounts payable and accrued liabilities	(3,996)	37,338
Net cash used in operating activities	(16,308)	(16,183)

Cash Flows from Financing Activities
Proceeds from issuance of common stock	-	4,000
Proceeds from related party	13,700	-
Net cash provided by financing activities	13,700	4,000

Net change in cash for the period	(2,608)	(12,183)
Cash at beginning of period	10,507	22,690
Cash at end of period	$7,899	$10,507

Supplemental Cash Flow Information:
Cash paid for income taxes	$-	$-
Cash paid for interest	$-	$-

Non-Cash Investing and Financing Activities
Issuance of common stock for common stock payable	$-	$1,500

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

Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the realization of assets and the liquidation of liabilities in the normal course of business. As of August 31, 2022, the Company has an accumulated deficit and has earned nominal operating revenues.

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

Cash and Cash Equivalents

Cash and cash equivalents include cash in banks, money market funds, and certificates of term deposits with maturities of less than three months from inception, which are readily convertible to known amounts of cash and which, in the opinion of management, are subject to an insignificant risk of loss in value. The Company had $7,899 and $10,507 in cash as of August 31, 2022 and 2021, respectively.

Accounts Receivable and Allowance for Uncollectible Accounts

Trade accounts receivable are recorded at the invoiced amount and do not bear interest. The allowance for doubtful accounts is the Company’s best estimate of the amount of probable credit losses in its existing accounts receivable. The Company maintains allowances for doubtful accounts for estimated losses resulting from the inability of its customers to make required payments for services. Accounts with known financial issues are first reviewed and specific estimates are recorded. The remaining accounts receivable balances are then grouped in categories by the number of days the balance is past due, and the estimated loss is calculated as a percentage of the total category based upon past history. Account balances are charged against the allowance when it is probable that the receivable will not be recovered. The Company had no accounts receivable or allowance for doubtful accounts at August 31, 2022 or 2021.

Inventory

The Company’s inventory consists of tennis and golf carts. All inventory is finished goods. Inventories are stated at the lower of cost or net realizable value. Inventory is stored on-site at the Florida office of the Company. The Company utilizes first-in first-out for inventory items held. We periodically review inventories for obsolescence and any inventories identified as obsolete are written down. Although we believe that the assumptions, we use to estimate inventory write-downs are reasonable, future changes in these assumptions could provide a significantly different result. Inventory write-off of $0 and $1,274 was recorded during the years ended August 31, 2022 and 2021, respectively.

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

Net Loss Per Share of Common Stock

The Company has adopted ASC Topic 260,” Earnings per Share,” (“EPS”) which requires presentation of basic and diluted EPS on the face of the statement of operations for all entities with complex capital structures and requires a reconciliation of the numerator and denominator of the EPS computation. In the accompanying financial statements, basic earnings (loss) per share is computed by dividing net loss by the weighted average number of shares of Common Stock outstanding during the period. Potentially dilutive securities (such as warrants, options, convertible Preferred Stock, and convertible debt) are excluded from the computation of dilutive earnings (loss) per share when their effect would be anti-dilutive. The Company has no potentially dilutive securities currently issued and outstanding, so basic and dilutive loss per share is the same.

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

Related Parties

The Company follows ASC 850,” Related Party Disclosures,” for the identification of related parties and disclosure of related party transactions.

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

Fair value estimates discussed herein are based upon certain market assumptions and pertinent information available to management as of August 31, 2022 and 2021. The carrying values of our financial instruments, including, cash and cash equivalents, prepaid expenses, and accounts payable, approximate their fair values due to the short-term maturities of these financial instruments.

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

Concentrations

During the years ended August 31, 2022 and 2021, revenue was comprised of two sales channels, over the Internet (ebay.com) and direct resale, to unrelated third parties. These sales channels represented 100% of the revenues of the Company for the years ended August 31, 2022 and 2021.

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

During the years ended August 31, 2022 and 2021 the Company received a loan of $13,700 and $0 from the Company’s CEO and director, respectively. The amount is unsecured, non-interest bearing, due on demand and has not been formalized by a promissory note. As of August 31, 2022, and 2021, the Company owned $13,700 and $0 to the Company’s officer, respectively.

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

As of August 31, 2022, and 2021, the Company had 14,375,000 shares of Common Stock issued and outstanding, respectively.

NOTE 5 – PROVISION FOR INCOME TAXES

The Company provides for income taxes under ASC 740,” Income Taxes.” Under the asset and liability method of ASC 740, deferred tax assets and liabilities are recorded based on the differences between the financial statement and tax basis of assets and liabilities and the tax rates in effect when these differences are expected to reverse. A valuation allowance is provided for certain deferred tax assets if it is more likely than not that the Company will not realize tax assets through future operations.

The provision for income taxes differs from the amounts which would be provided by applying the statutory federal income tax rate of 21% to the net loss before provision for income taxes for the following reasons:

	Year Ended
	August 31,	August 31,
	2022	2021
Income tax (benefit) at statutory rate	$(2,814)	$(11,375)
Valuation allowance	2,814	11,375
Provision for income taxes	$-	$-

Net deferred tax assets consist of the following components as of:

	August 31,	August 31,
	2022	2021
Net Operating Losses Carryover	$29,425	$26,611
Valuation allowance	(29,425)	(26,611)
Net deferred tax asset	$-	$-

As of August 31, 2022, the Company had approximately $140,116 of net operating losses (“NOL”) carried forward to offset taxable income in future years which expire commencing in fiscal 2038. NOLs generated in tax years prior to August 31, 2018, can be carried forward for twenty (20) years and NOLs generated after August 31,2018 can be carried forward indefinitely. NOL carry forwards may be subject to an annual limitation due to ownership change limitations that may have occurred or that could occur in the future, as required by Section 382 of the Internal Revenue Code of 1986, as amended (the “Code”). These ownership changes may limit the amount of the NOL carry forwards that can be utilized annually to offset future taxable income and tax, respectively. In general, an “ownership change” as defined by Section 382 of the Code results from a transaction or series of transactions over a three-year period resulting in an ownership change of more than 50 percentage points of the outstanding stock of a company by certain stockholders.

Tax returns for the years ended 2018, 2019, 2020, 2021 and 2022 are subject to review by the tax authorities. The Company has no liabilities related to uncertain tax positions or unrecognized benefits as of the year ended August 31, 2022. The Company has not accrued for interest or penalties associated with unrecognized tax liabilities.

 NOTE 6 - SUBSEQUENT EVENTS

The Company has evaluated events occurring subsequent to August 31, 2022 through the issuance of the financial statements and determined that there are no additional events requiring disclosure.

