Form 10-Q
period 2022-11-30
Pacific Sports Exchange Inc.
filed 2023-01-23
CIK 1765651

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: November 30, 2022

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

14,375,000 shares of Common Stock issued and outstanding as of January 17, 2023.

2

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

INTERIM FINANCIAL STATEMENTS

For the Three Months Ended November 30, 2022

(Unaudited)

PACIFIC SPORTS EXCHANGE INC.

BALANCE SHEETS

(UNAUDITED)

	November 30,	August 31,
	2022	2022
Assets
Current Assets
Cash	$8,767	$7,899
Inventory	447	537
Total Current Assets	9,214	8,436
Total Assets	$9,214	$8,436

Liabilities and Stockholders’ Deficit
Current Liabilities
Accounts payable and accrued liabilities	$61,053	$57,786
Due to related parties	13,700	13,700
Total Current Liabilities	74,753	71,486

Stockholders’ Deficit
Preferred stock: 20,000,000 shares authorized; $0.001 par value; no shares issued and outstanding	-	-
Common stock: 200,000,000 shares authorized; $0.001 par value; 14,375,000 shares issued and outstanding	14,375	14,375
Additional paid-in capital	62,691	62,691
Accumulated deficit	(142,605)	(140,116)
Total Stockholders’ Deficit	(65,539)	(63,050)

Total Liabilities and Stockholders’ Deficit	$9,214	$8,436

The accompanying notes are an integral part of these unaudited condensed financial statements.

PACIFIC SPORTS EXCHANGE INC.

STATEMENTS OF OPERATIONS

(UNAUDITED)

	Three Months Ended
	November 30,
	2022	2021

Revenues	$6,852	$5,069
Cost of goods sold	(5,789)	(1,138)
Gross profit	1,063	3,931
Operating Expenses
General and administrative	946	146
Professional fees	2,606	3,810
Total operating expenses	3,552	3,956
Loss from operations	(2,489)	(25)
Loss before income taxes	(2,489)	(25)
Provision for income taxes	-	-
Net loss	$(2,489)	$(25)
Basic and diluted loss per common share	$(0.00)	$(0.00)
Basic and diluted weighted average common shares outstanding	14,375,000	14,375,000

The accompanying notes are an integral part of these unaudited condensed financial statements.

PACIFIC SPORTS EXCHANGE INC.

STATEMENT OF CHANGES IN STOCKHOLDERS’ DEFICIT

(UNAUDITED)

For the Three Months Ended November 30, 2022

			Additional
	Common Stock		Paid-in	Accumulated
	Shares	Amount	Capital	Deficit	Total
Balance - August 31, 2022	14,375,000	$14,375	$62,691	$(140,116)	$(63,050)
Net loss	-	-	-	(2,489)	(2,489)
Balance - November 30, 2022	14,375,000	$14,375	$62,691	$(142,605)	$(65,539)

For the Three Months Ended November 30, 2021

			Additional
	Common Stock		Paid-in	Accumulated
	Shares	Amount	Capital	Deficit	Total
Balance - August 31, 2021	14,375,000	$14,375	$62,691	$(126,717)	$(49,651)
Net loss	-	-	-	(25)	(25)
Balance - November 30, 2021	14,375,000	$14,375	$62,691	$(126,742)	$(49,676)

The accompanying notes are an integral part of these unaudited condensed financial statements.

PACIFIC SPORTS EXCHANGE INC.

STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Three Months Ended
	November 30,
	2022	2021

Cash Flows from Operating Activities
Net loss	$(2,489)	$(25)
Changes in operating assets and liabilities:
Inventory	90	1,087
Accounts payable and accrued liabilities	3,267	(20,070)
Net cash provided by (used in) operating activities	868	(19,008)

Cash Flows from Financing Activities
Proceeds from related party	-	12,000
Net cash provided by financing activities	-	12,000

Net change in cash for the period	868	(7,008)
Cash at beginning of period	7,899	10,507
Cash at end of period	$8,767	$3,499

Supplemental Cash Flow Information:
Cash paid for income taxes	$-	$-
Cash paid for interest	$-	$-

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

Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the realization of assets and the liquidation of liabilities in the normal course of business. As of November 30, 2022, the Company has an accumulated deficit and has earned nominal operating revenues.

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

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial statements and with the instructions to Form 10-Q and Article 8 of Regulation S-X of the United States Securities and Exchange Commission (“SEC”). Accordingly, they do not contain all information and footnotes required by accounting principles generally accepted in the United States of America for annual financial statements. In the opinion of the Company’s management, the accompanying unaudited financial statements contain all the adjustments necessary (consisting only of normal recurring accruals) to present the financial position of the Company as of November 30, 2022, and the results of operations and cash flows for the periods presented. The results of operations for the period ended November 30, 2022, are not necessarily indicative of the operating results for the full fiscal year or any future period. These unaudited financial statements should be read in conjunction with the financial statements and related notes thereto included in the Company’s Annual Report on Form 10-K for the year ended August 31,2022 filed with the SEC on November 30, 2022.

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

During the three months ended November 30, 2022, and 2021 the Company received a loan of $0 and $12,000 from the Company’s CEO and director. The amount is unsecured, non-interest bearing, due on demand and has not been formalized by a promissory note. As of November 30, 2022, and August 31, 2022, the Company had due to related party of $13,700 and $13,700, respectively.

NOTE 4 – EQUITY

Preferred Stock

The Company has authorized 20,000,000 shares of Preferred Stock with a par value of $0.001 per share. No preferred stock was issued or outstanding as at August 31, 2022 and 2021.

Common Stock

The Company has authorized 200,000,000 shares of Common Stock with a par value of $0.001 per share. Each Common share entitles the holder to one vote, in person or proxy, on any matter on which action of the stockholders of the Corporation is sought.

As of November 30, 2022, and August 31, 2022, the Company had 14,375,000 shares of Common Stock issued and outstanding.

NOTE 5- SUBSEQUENT EVENTS

The Company has evaluated events occurring subsequent to November 30, 2022, through the issuance of the financial statements and determined that there are no additional events requiring disclosure.

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

Management’s Discussion and Analysis is intended to be read in conjunction with the Company’s financial statements and the integral notes (“Notes”) thereto for the period ending November 30, 2022. The following statements may be forward-looking in nature and actual results may differ materially.

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

Results of Operations

The following summary of our results of operations should be read in conjunction with our financial statements for the three months ended November 30, 2022, and 2021, which are included herein.

Three months ended November 30, 2022, compared to three months ended November 30, 2021.

	Three Months Ended
	November 30,
	2022	2021	Change
Revenue	$6,852	$5,069	$1,783
Cost of goods sold	5,789	1,138	4,651
Gross profit	1,063	3,931	(2,868)
Operating expenses	3,552	3,956	(404)
Net loss	$2,489	$25	$2,464

Net loss was $2,489 for the three months ended November 30, 2022, and $25 net loss for the three months ended November 30, 2021. The increase in net loss from $25 to $2,489 net loss for the three months ended November 30, 2022, was primarily due to a decrease in gross profit and offset by a decrease in operating expenses.

Cost of goods sold for the three months ended November 30, 2022, and 2021 was $5,789 and $1,138, respectively. Operating expenses for the three months ended November 30, 2022, and 2021 were $3,552 and $3,956, respectively. Operating expenses during the three months ended November 30, 2022, and 2021 were primarily attributed to general and administration expenses of $946 and $146, and professional fees of $2,606 and $3,810, respectively.

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

As of November 30, 2022, and August 31, 2022, we had the following balance sheet amounts:

	November 30,	August 31,
	2022	2022	Change
Cash	$8,767	$7,899	$868
Total Assets	9,214	8,436	778
Total Liabilities	74,753	71,486	3,267
Working Capital (Deficiency)	$(65,539)	$(63,050)	$(2,489)

As of November 30, 2022, our current and total assets were $9,214, consisting of cash of $8,767 and inventory of $447. As of August 31, 2022, our current and total assets were $8,436, consisting of cash of $7,899 and inventory of $537.

As of November 30, 2022, our total liabilities of $74,753 were all current liabilities, which consisted of accounts payable and accrued liabilities of $61,053 and due to related parties of $13,700. As of August 31, 2022, our total liabilities of $71,486 were all current liabilities, which consisted of $57,786 accounts payable and accrued liabilities and due to related parties of $13,700.

Working Capital

The following table presents our working capital (deficit) position as at November 30, 2022 and August 31, 2022:

	As of	As of
	November 30,	August 31,
	2022	2022
Current Assets	$9,214	$8,436
Current Liabilities	74,753	71,486
Working Capital (Deficiency)	$(65,539)	$(63,050)

As of November 30, 2022, we had a working capital deficiency of $65,539 compared to working capital deficiency of $63,050 as of August 31, 2022. As of November 30, 2022, we had current assets of $9,214 (August 31, 2022 - $8,436) and current liabilities of $74,753 (August 31, 2022 - $71,486).

Cash Flow

We fund our operations with cash generated from sales, capital contributions, debt, and issuances of shares of our Common Stock.

The following table presents our cash flow for the three months ended November 30, 2022, and 2021:

	Three Months Ended
	November 30,
	2022	2021
Cash provided by (used in) operating activities	$868	$(19,008)
Cash provided by financing activities	-	12,000
Net Change in Cash for the period	$868	$(7,008)

Cash Flows from Operating Activities

For the three months ended November 30, 2022, net cash provided by operating activities was $868 compared to $19,008 net cash used in operating activities during the three months ended November 30, 2021. For the three months ended November 30, 2022, we had a net loss of $2,489, which was reduced by a change in working capital of $3,357. For the three months ended November 30, 2022, we had a net loss of $25, which was increased by a change in working capital of $18,983.

Cash Flows used in Investing Activities

During the three months ended November 30,2022 and 2021, we had no investing activities.

Cash Flows from Financing Activities

For the three months ended November 30, 2022, and 2021, we received $0 and $12,000 advance from related party.

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

An evaluation was conducted under the supervision and with the participation of our management of the effectiveness of the design and operation of our disclosure controls and procedures as of November 30, 2022. Based on that evaluation, our management concluded that our disclosure controls and procedures were not effective as of such date to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms. Such officer also confirmed that there was no change in our internal control over financial reporting during the period ended November 30, 2022, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Changes in Internal Controls

There have been no changes in our internal controls over financial reporting identified in connection with the evaluation required by paragraph (d) of Securities Exchange Act Rule 13a-15 or Rule 15d-15 that occurred in the quarter ended November 30, 2022, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

From time to time, we may become involved in litigation relating to claims arising out of its operations in the normal course of business. We are not involved in any pending legal proceeding or litigation, and, to the best of our knowledge, no governmental authority is contemplating any proceeding to which we area party or to which any of our properties is subject, which would reasonably be likely to have a material adverse effect on us.

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

Pacific Sports Exchange Inc.
(Registrant)

Dated: January 20, 2023	/s/ Timothy Conte
Timothy Conte
Chief Executive Officer, President, and Director

