Form 10-Q
period 2023-02-28
Pacific Sports Exchange Inc.
filed 2023-04-14
CIK 1765651

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: February 28, 2023

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 14,375,000 shares of Common Stock issued and outstanding as of April 11, 2023.

2

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

Management’s Discussion and Analysis is intended to be read in conjunction with the Company’s financial statements and the integral notes (“Notes”) thereto for the period ending February 28, 2023. The following statements may be forward-looking in nature and actual results may differ materially.

3

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

INTERIM FINANCIAL STATEMENTS

For the Six Months Ended February 28, 2023

(Unaudited)

PACIFIC SPORTS EXCHANGE INC.

BALANCE SHEETS

(UNAUDITED)

	As of	As of
	February 28,	August 31,
	2023	2022
Assets
Current Assets
Cash	$3,080	$7,899
Inventory	447	537
Total Current Assets	3,527	8,436
Total Assets	$3,527	$8,436

Liabilities and Stockholders' Deficit
Current Liabilities
Accounts payable and accrued liabilities	$62,464	$57,786
Due to related parties	15,900	13,700
Total Current Liabilities	78,364	71,486

Stockholders' Deficit
Preferred stock: 20,000,000 shares authorized; $0.001 par value; no shares issued and outstanding	-	-
Common stock: 200,000,000 shares authorized; $0.001 par value; 14,375,000 shares issued and outstanding.	14,375	14,375
Additional paid-in capital	62,691	62,691
Accumulated deficit	(151,903)	(140,116)
Total Stockholders' Deficit	(74,837)	(63,050)

Total Liabilities and Stockholders' Deficit	$3,527	$8,436

The accompanying notes are an integral part of these unaudited condensed financial statements.

PACIFIC SPORTS EXCHANGE INC.

STATEMENTS OF OPERATIONS

(UNAUDITED)

	Three Months Ended		Six Months Ended
	February 28,		February 28,
	2023	2022	2023	2022

Revenues	$4,060	$6,000	$10,912	$11,069
Cost of goods sold	(3,523)	-	(9,312)	(1,138)
Gross profit	537	6,000	1,600	9,931
Operating Expenses
General and administrative	136	168	1,082	314
Professional fees	9,699	10,246	12,305	14,056
Total operating expenses	9,835	10,414	13,387	14,370
Loss from operations	(9,298)	(4,414)	(11,787)	(4,439)

Loss before income taxes	(9,298)	(4,414)	(11,787)	(4,439)
Provision for income taxes	-	-	-	-
Net loss	$(9,298)	$(4,414)	$(11,787)	$(4,439)
Basic and diluted loss per common share	$(0.00)	$(0.00)	$(0.00)	$(0.00)
Basic and diluted weighted average common shares outstanding	14,375,000	14,375,000	14,375,000	14,375,000

The accompanying notes are an integral part of these unaudited condensed financial statements.

PACIFIC SPORTS EXCHANGE INC.

STATEMENT OF CHANGES IN STOCKHOLDERS’ DEFICIT

(UNAUDITED)

For the Six Months Ended February 28, 2023

			Additional
	Common Stock		Paid-in	Accumulated
	Shares	Amount	Capital	Deficit	Total

Balance - August 31, 2022	14,375,000	$14,375	$62,691	$(140,116)	$(63,050)
Net loss	-	-	-	(2,489)	(2,489)
Balance - November 30, 2022	14,375,000	14,375	62,691	(142,605)	(65,539)
Net loss	-	-	-	(9,298)	(9,298)
Balance - February 28, 2023	14,375,000	$14,375	$62,691	$(151,903)	$(74,837)

For the Six Months Ended February 28, 2022

			Additional
	Common Stock		Paid-in	Accumulated
	Shares	Amount	Capital	Deficit	Total
Balance - August 31, 2021	14,375,000	$14,375	$62,691	$(126,717)	$(49,651)
Net loss	-	-	-	(25)	(25)
Balance - November 30, 2021	14,375,000	14,375	62,691	(126,742)	(49,676)
Net loss	-	-	-	(4,414)	(4,414)
Balance - February 28, 2022	14,375,000	$14,375	$62,691	$(131,156)	$(54,090)

The accompanying notes are an integral part of these unaudited condensed financial statements.

PACIFIC SPORTS EXCHANGE INC.

STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Six Months Ended
	February 28,
	2023	2022

Cash Flows from Operating Activities
Net loss	$(11,787)	$(4,439)
Changes in operating assets and liabilities:
Inventory	90	1,087
Accounts payable and accrued liabilities	4,678	(17,660)
Net cash used in operating activities	(7,019)	(21,012)

Cash Flows from Financing Activities
Proceeds from related party	2,200	10,700
Net cash provided by financing activities	2,200	10,700

Net change in cash for the period	(4,819)	(10,312)
Cash at beginning of period	7,899	10,507
Cash at end of period	$3,080	$195

Supplemental Cash Flow Information:
Cash paid for income taxes	$-	$-
Cash paid for interest	$-	$-

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

Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the realization of assets and the liquidation of liabilities in the normal course of business. As of February 28, 2023, the Company has an accumulated deficit and has earned nominal operating revenues.

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

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial statements and with the instructions to Form 10-Q and Article 8 of Regulation S-X of the United States Securities and Exchange Commission (“SEC”). Accordingly, they do not contain all information and footnotes required by accounting principles generally accepted in the United States of America for annual financial statements. In the opinion of the Company’s management, the accompanying unaudited financial statements contain all the adjustments necessary (consisting only of normal recurring accruals) to present the financial position of the Company as of February 28, 2023, and the results of operations and cash flows for the periods presented. The results of operations for the period ended February 28, 2023, are not necessarily indicative of the operating results for the full fiscal year or any future period. These unaudited financial statements should be read in conjunction with the financial statements and related notes thereto included in the Company’s Annual Report on Form 10-K for the year ended August 31,2022 filed with the SEC on November 30, 2022.

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

The Company operates as an online-only retailer and utilizes eBay Inc. (“eBay”) as its prime marketing channel. The Company currently relies on eBay, a third-party marketplace, to facilitate its sales. Such reliance on any third-party platform to generate revenues carries with it certain risks, including but not necessarily limited to the Company could violate the terms of service and lose its selling privileges, or the sites themselves could experience technical issues and/or fail. The Company always strives to abide by the policies of any third-party platform and endeavors to provide superior customer service.

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

During the six months ended February 28, 2023, and 2022 the Company received a loan of $2,200 and $10,700 from the Company’s CEO and director. The amount is unsecured, non-interest bearing, due on demand and has not been formalized by a promissory note. As of February 28, 2023, and August 31, 2022, the Company had due to related party of $15,900 and $13,700, respectively.

NOTE 4 – EQUITY

Preferred Stock

The Company has authorized 20,000,000 shares of Preferred Stock with a par value of $0.001 per share. No preferred stock was issued or outstanding as of February 28, 2023 and August 31, 2022.

Common Stock

The Company has authorized 200,000,000 shares of Common Stock with a par value of $0.001 per share. Each Common share entitles the holder to one vote, in person or proxy, on any matter on which action of the stockholders of the Corporation is sought.

As of February 28, 2023, and August 31, 2022, the Company had 14,375,000 shares of Common Stock issued and outstanding.

NOTE 5- SUBSEQUENT EVENTS

The Company has evaluated events occurring subsequent to February 28, 2023, through the issuance of the financial statements and determined that there are no additional events requiring disclosure.

Item 2. Management’s Discussion and Analysis of Financial Condition or Plan of Operation

General Overview

The Company was incorporated in Delaware on July 2, 2018, to engage in the business of re-selling new and used tennis and golf equipment. We have since added used golf carts to our resale inventory and have begun engaging in consignment sales of tennis rackets and golf carts. The concept is to source top-quality, in-demand equipment, and resell it to both domestic and international customers. Our Company has identified popular brands and models that retain value, in new and used condition, across the various markets in which we plan to sell.

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

Results of Operations

The following summary of our results of operations should be read in conjunction with our unaudited financial statements for the six months ended February 28, 2023, and 2022, which are included herein.

Three months ended February 28, 2023, compared to three months ended February 28, 2022.

	Three Months Ended
	February 28,
	2023	2022	Change
Revenue	$4,060	$6,000	$(1,940)
Cost of goods sold	3,523	-	3,523
Gross profit	537	6,000	(5,463)
Operating expenses	9,835	10,414	(579)
Net loss	$9,298	$4,414	$4,884

Net loss was $9,298 for the three months ended February 28, 2023, and $4,414 net loss for the three months ended February 28, 2022. The increase in net loss from $4,414 to $9,298 net loss for the three months ended February 28, 2023, was primarily due to a decrease in gross profit and offset by a decrease in operating expenses.

Cost of goods sold for the three months ended February 28, 2023, and 2022 was $3,523 and $0, respectively. Operating expenses for the three months ended February 28, 2023, and 2022 were $9,835 and $10,414, respectively. Operating expenses during the three months ended February 28, 2023, and 2022 were primarily attributed to general and administration expenses of $136 and $168, and professional fees of $9,699 and $10,246, respectively.

Six months ended February 28, 2023, compared to Six months ended February 28, 2022.

	Six Months Ended
	February 28,
	2023	2022	Change
Revenue	$10,912	$11,069	$(157)
Cost of goods sold	9,312	1,138	8,174
Gross profit	1,600	9,931	(8,331)
Operating expenses	13,387	14,370	(983)
Net loss	$11,787	$4,439	$7,348

Net loss was $11,787 for the six months ended February 28, 2023, and $4,439 net loss for the six months ended February 28, 2022. The increase in net loss from $4,439 to $11,787 net loss for the six months ended February 28, 2023, was primarily due to a decrease in gross profit and offset by a decrease in operating expenses.

Cost of goods sold for the six months ended February 28, 2023, and 2022 was $9,312 and $1,138, respectively. Operating expenses for the six months ended February 28, 2023, and 2022 were $13,387 and $14,370, respectively. Operating expenses during the six months ended February 28, 2023, and 2022 were primarily attributed to general and administration expenses of $1,082 and $314, and professional fees of $12,305 and $14,056, respectively.

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

As of February 28, 2023, and August 31, 2022, we had the following balance sheet amounts:

	February 28,	August 31,
	2023	2022	Change
Cash	$3,080	$7,899	$(4,819)
Total Assets	3,527	8,436	(4,909)
Total Liabilities	78,364	71,486	6,878
Working Capital (Deficiency)	$(74,837)	$(63,050)	$(11,787)

As of February 28, 2023, our current and total assets were $3,527, consisting of cash of $3,080 and inventory of $447. As of August 31, 2022, our current and total assets were $8,436, consisting of cash of $7,899 and inventory of $537.

As of February 28, 2023, our total liabilities of $78,364 were all current liabilities, which consisted of accounts payable and accrued liabilities of $62,464 and due to related parties of $15,900. As of August 31, 2022, our total liabilities of $71,486 were all current liabilities, which consisted of $57,786 accounts payable and accrued liabilities and due to related parties of $13,700.

Working Capital

The following table presents our working capital (deficit) position as of February 28, 2023 and August 31, 2022:

	As of	As of
	February 28,	August 31,
	2023	2022
Current Assets	$3,527	$8,436
Current Liabilities	78,364	71,486
Working Capital (Deficiency)	$(74,837)	$(63,050)

As of February 28, 2023, we had a working capital deficiency of $74,837 compared to working capital deficiency of $63,050 as of August 31, 2022. As of February 28, 2023, we had current assets of $3,527 (August 31, 2022 - $8,436) and current liabilities of $78,364 (August 31, 2022 - $71,486).

Cash Flow

We fund our operations with cash generated from sales, capital contributions, debt, and issuances of shares of our Common Stock.

The following table presents our cash flow for the six months ended February 28, 2023, and 2022:

	Six Months Ended
	February 28,
	2023	2022
Cash used in operating activities	$(7,019)	$(21,012)
Cash used in Investing Activities	-	-
Cash provided by financing activities	2,200	10,700
Net Change in Cash for the period	$(4,819)	$(10,312)

Cash Flows from Operating Activities

For the six months ended February 28, 2023, net cash used in operating activities was $7,019 compared to $21,012 net cash used in operating activities during the six months ended February 28, 2022. For the six months ended February 28, 2023, we had a net loss of $11,787, which was reduced by a change in working capital of $4,768. For the six months ended February 28, 2022, we had a net loss of $4,439, which was increased by a change in working capital of $16,573.

Cash Flows used in Investing Activities

During the six months ended February 28, 2023, and 2022, we had no investing activities.

Cash Flows from Financing Activities

For the six months ended February 28, 2023, and 2022, we received $2,200 and $10,700 advance from related party.

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

An evaluation was conducted under the supervision and with the participation of our management of the effectiveness of the design and operation of our disclosure controls and procedures as of February 28, 2023. Based on that evaluation, our management concluded that our disclosure controls and procedures were not effective as of such date to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms. Management also confirmed that there was no change in our internal control over financial reporting during the period ended February 28, 2023, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Changes in Internal Controls

There have been no changes in our internal controls over financial reporting identified in connection with the evaluation required by paragraph (d) of Securities Exchange Act Rule 13a-15 or Rule 15d-15 that occurred in the quarter ended February 28, 2023, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

From time to time, we may become involved in litigation relating to claims arising out of its operations in the normal course of business. We are not involved in any pending legal proceeding or litigation, and, to the best of our knowledge, no governmental authority is contemplating any proceeding to which we are a party or to which any of our properties is subject, which would reasonably be likely to have a material adverse effect on us.

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
31.1/31.2*

Certification of the Principal Executive Officer and Principal Financial Officer required by Rule 13a-14(a) or Rule 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1/32.2**	Certification of the Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350).
101*	Inline XBRL Document Set for the condensed financial statements and accompanying notes in Part I, Item 1, “Financial Statements” of this Quarterly Report on Form 10-Q.
104*	Inline XBRL for the cover page of this Quarterly Report on Form 10-Q, included in the Exhibit 101 Inline XBRL Document Set.

_____________

* Filed herewith

** Furnished herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Pacific Sports Exchange Inc.
(Registrant)

Dated: April 14, 2023	/s/ Timothy Conte
Timothy Conte
Chief Executive Officer, President, and Director

