Form 10-Q
period 2023-05-31
Pacific Sports Exchange Inc.
filed 2023-07-12
CIK 1765651

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: May 31, 2023

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 14,375,000 shares of Common Stock issued and outstanding as of July 6, 2023.

2

FORWARD-LOOKING STATEMENTS

This quarterly report on Form 10-Q, and the exhibits attached hereto, contain “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995, as amended. Such forward-looking statements concern the Company’s anticipated results and developments in the Company’s operations in future periods, planned exploration and development of its properties, plans related to its business and other matters that may occur in the future. These statements relate to analyses and other information that are based on forecasts of future results, estimates of amounts not yet determinable and assumptions of management.

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

Management’s Discussion and Analysis is intended to be read in conjunction with the Company’s financial statements and the integral notes (“Notes”) thereto for the period ending May 31, 2023. The following statements may be forward-looking in nature and actual results may differ materially.

3

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

INTERIM FINANCIAL STATEMENTS

For the Nine Months Ended May 31, 2023

(Unaudited)

PACIFIC SPORTS EXCHANGE INC.

BALANCE SHEETS

(UNAUDITED)

	As of	As of
	May 31,	August 31,
	2023	2022
Assets
Current Assets
Cash	$4,142	$7,899
Inventory	358	537
Total Current Assets	4,500	8,436
Total Assets	$4,500	$8,436

Liabilities and Stockholders' Deficit
Current Liabilities
Accounts payable and accrued liabilities	$66,770	$57,786
Due to related parties	15,900	13,700
Total Current Liabilities	82,670	71,486

Stockholders' Deficit
Preferred stock: 20,000,000 shares authorized; $0.001 par value; no shares issued and outstanding	-	-
Common stock: 200,000,000 shares authorized; $0.001 par value; 14,375,000 shares issued and outstanding	14,375	14,375
Additional paid-in capital	62,691	62,691
Accumulated deficit	(155,236)	(140,116)
Total Stockholders' Deficit	(78,170)	(63,050)

Total Liabilities and Stockholders' Deficit	$4,500	$8,436

The accompanying notes are an integral part of these unaudited condensed financial statements.

PACIFIC SPORTS EXCHANGE INC.

STATEMENTS OF OPERATIONS

(UNAUDITED)

	Three Months Ended		Nine Months Ended
	May 31,		May 31,
	2023	2022	2023	2022

Revenues	$5,322	$22,601	$16,234	$33,670
Cost of goods sold	(4,034)	(15,151)	(13,346)	(16,289)
Gross profit	1,288	7,450	2,888	17,381
Operating Expenses
General and administrative	121	145	1,203	459
Professional fees	4,500	6,059	16,805	20,115
Total operating expenses	4,621	6,204	18,008	20,574
(Loss) income from operations	(3,333)	1,246	(15,120)	(3,193)

(Loss) income before income taxes	(3,333)	1,246	(15,120)	(3,193)
Provision for income taxes	-	-	-	-
Net (Loss) Income	$(3,333)	$1,246	$(15,120)	$(3,193)
Basic and diluted loss per common share	$(0.00)	$0.00	$(0.00)	$(0.00)
Basic and diluted weighted average common shares outstanding	14,375,000	14,375,000	14,375,000	14,375,000

The accompanying notes are an integral part of these unaudited condensed financial statements.

PACIFIC SPORTS EXCHANGE INC.

STATEMENT OF CHANGES IN STOCKHOLDERS’ DEFICIT

(UNAUDITED)

For the Nine Months Ended May 31, 2023

			Additional
	Common Stock		Paid-in	Accumulated
	Shares	Amount	Capital	Deficit	Total

Balance - August 31, 2022	14,375,000	$14,375	$62,691	$(140,116)	$(63,050)
Net loss	-	-	-	(2,489)	(2,489)
Balance - November 30, 2022	14,375,000	14,375	62,691	(142,605)	(65,539)
Net loss	-	-	-	(9,298)	(9,298)
Balance - February 28, 2023	14,375,000	14,375	62,691	(151,903)	(74,837)
Net loss	-	-	-	(3,333)	(3,333)
Balance - May 31, 2023	14,375,000	$14,375	$62,691	$(155,236)	$(78,170)

For the Nine Months Ended May 31, 2022

			Additional
	Common Stock		Paid-in	Accumulated
	Shares	Amount	Capital	Deficit	Total
Balance - August 31, 2021	14,375,000	$14,375	$62,691	$(126,717)	$(49,651)
Net loss	-	-	-	(25)	(25)
Balance - November 30, 2021	14,375,000	14,375	62,691	(126,742)	(49,676)
Net loss	-	-	-	(4,414)	(4,414)
Balance - February 28, 2022	14,375,000	14,375	62,691	(131,156)	(54,090)
Net income	-	-	-	1,246	1,246
Balance - May 31, 2022	14,375,000	$14,375	$62,691	$(129,910)	$(52,844)

The accompanying notes are an integral part of these unaudited condensed financial statements.

PACIFIC SPORTS EXCHANGE INC.

STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Nine Months Ended
	May 31,
	2023	2022

Cash Flows from Operating Activities
Net loss	$(15,120)	$(3,193)
Changes in operating assets and liabilities:
Inventory	179	1,087
Accounts payable and accrued liabilities	8,984	(12,694)
Net cash used in operating activities	(5,957)	(14,800)

Cash Flows from Financing Activities
Proceeds from related party	2,200	13,700
Net cash provided by financing activities	2,200	13,700

Net change in cash for the period	(3,757)	(1,100)
Cash at beginning of period	7,899	10,507
Cash at end of period	$4,142	$9,407

Supplemental Cash Flow Information:
Cash paid for income taxes	$-	$-
Cash paid for interest	$-	$-

The accompanying notes are an integral part of these unaudited condensed financial statements.

PACIFIC SPORTS EXCHANGE INC.

NOTES TO UNAUDITED FINANCIAL STATEMENTS

NOTE 1 – ORGANIZATION, DESCRIPTION OF BUSINESS AND GOING CONCERN

Pacific Sports Exchange Inc., (“Pacific Sports” “the Company,” “we” or “us”) was incorporated in the state of Delaware on July 2, 2018. It is based in Punta Gorda, Florida. The accounting and reporting policies of the Company conform to accounting principles generally accepted in the United States of America (“GAAP”), and the Company’s fiscal year end is August 31.

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

Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the realization of assets and the liquidation of liabilities in the normal course of business. As of May 31, 2023, the Company has an accumulated deficit and has earned nominal operating revenues.

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

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying unaudited financial statements have been prepared in accordance with GAAP for interim financial statements and with the instructions to Form 10-Q and Article 8 of Regulation S-X of the United States Securities and Exchange Commission (“SEC”). Accordingly, they do not contain all information and footnotes required by GAAP for annual financial statements. In the opinion of the Company’s management, the accompanying unaudited financial statements contain all the adjustments necessary (consisting only of normal recurring accruals) to present the financial position of the Company as of May 31, 2023, and the results of operations and cash flows for the periods presented. The results of operations for the period ended May 31, 2023, are not necessarily indicative of the operating results for the full fiscal year or any future period. These unaudited financial statements should be read in conjunction with the financial statements and related notes thereto included in the Company’s Annual Report on Form 10-K for the year ended August 31, 2022 filed with the SEC on November 30, 2022.

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

Other Sales

The Company purchases used golf carts as its own inventory for resale. The Company reports revenue on a gross basis from amounts collected from the customer upon transferring the product to the buyer.

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

During the nine months ended May 31, 2023 and 2022, the Company received a loan of $2,200 and $13,700 from the Company’s CEO and Director. The amounts are unsecured, non-interest bearing, due on demand and have not been formalized by a promissory note. As of May 31, 2023 and August 31, 2022, the Company had due to related party of $15,900 and $13,700, respectively.

NOTE 4 – EQUITY

Preferred Stock

The Company has authorized 20,000,000 shares of Preferred Stock with a par value of $0.001 per share. No preferred stock was issued or outstanding as of May 31, 2023 and August 31, 2022.

Common Stock

The Company has authorized 200,000,000 shares of Common Stock with a par value of $0.001 per share. Each common share entitles the holder to one vote, in person or proxy, on any matter on which action of the stockholders of the Corporation is sought.

As of May 31, 2023 and August 31, 2022, the Company had 14,375,000 shares of Common Stock issued and outstanding.

NOTE 5- SUBSEQUENT EVENTS

The Company has evaluated events occurring subsequent to May 31, 2023, through the issuance of the financial statements and determined that there are no additional events requiring disclosure.

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

We operate as an online-only entity and utilize eBay Inc. (“eBay”) as our primary marketing channel. We will also optimize our own website for ‘global’ search terms and internally vend equipment through an expanding referral network of repeat customers.

Our principal executive office is located at 2149 Rio De Janeiro Ave., Punta Gorda, FL 33983, and our telephone number is (877) 571-5562. Our corporate website is www.pacificsportsexchange.com.

We have not been subject to any bankruptcy, receivership, or similar proceeding. We do not have any subsidiaries.

Description of Business

We specialize in the reselling of new and used tennis and golf equipment, including reselling used golf carts and engaging in consignment sales of tennis rackets and golf carts. The concept is to source top-quality, in-demand equipment and resell it to both domestic and international customers. We have identified popular brands and models that retain their value in new and used conditions.

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

We currently operate as an online-only entity and utilize eBay as our primary marketing channel. We will also optimize our own website for ‘global’ search terms and internal vending equipment to a worldwide market. Because the Company relies on third-party websites such as eBay to make its sales, such reliance on any third-party platform to generate revenues carries with it certain risks including but not necessarily limited to: the Company could violate the terms of service and lose its selling privileges, or the sites themselves could experience technical issues and/or fail. The Company will always strive to abide by the policies of any third-party platform and will endeavor to provide superior customer service. The Company will also look to improve the marketing and functionality of its own website, to act as a hedge against the risk of relying on third-party partners.

The principals of our Company have experience in both the sports of tennis and golf, and through this experience have identified high-value, high-margin equipment that resells profitably to both international and domestic customers. The goal is to create a unique supply chain that targets niche, valued products and their buyers. Serious golfers and tennis players are very particular about their equipment and will go to considerable lengths to secure what they are looking for in a quest to improve their game; this customer is our prime target market, and our marketing approach will be to create a relationship (wherever possible) with this customer and become their ongoing equipment supplier through social media and electronic outreach.

Results of Operations

 The following summary of our results of operations should be read in conjunction with our unaudited financial statements for the nine months ended May 31, 2023, and 2022, which are included herein.

Three months ended May 31, 2023, compared to three months ended May 31, 2022.

	Three Months Ended
	May 31,
	2023	2022	Change
Revenue	$5,322	$22,601	$(17,279)
Cost of goods sold	4,034	15,151	(11,117)
Gross profit	1,288	7,450	(6,162)
Operating expenses	4,621	6,204	(1,583)
Net (loss) income	$(3,333)	$1,246	$(4,579)

Net loss was $3,333 for the three months ended May 31, 2023, and $1,246 net income for the three months ended May 31, 2022. The decrease in net income from $1,246 to $3,333 net loss for the three months ended May 31, 2023, was primarily due to a decrease in gross profit and offset by a decrease in operating expenses.

Cost of goods sold for the three months ended May 31, 2023 and 2022 was $4,034 and $15,151, respectively. Operating expenses for the three months ended May 31, 2023 and 2022 were $4,621 and $6,204, respectively. Operating expenses during the three months ended May 31, 2023 and 2022 were primarily attributed to general and administration expenses of $121 and $145, and professional fees of $4,500 and $6,059, respectively.

Nine months ended May 31, 2023, compared to Nine months ended May 31, 2022.

	Nine Months Ended
	May 31,
	2023	2022	Change
Revenue	$16,234	$33,670	$(17,436)
Cost of goods sold	13,346	16,289	(2,943)
Gross profit	2,888	17,381	(14,493)
Operating expenses	18,008	20,574	(2,566)
Net loss	$(15,120)	$(3,193)	$(11,927)

Net loss was $15,120 for the nine months ended May 31, 2023, and $3,193 net loss for the nine months ended May 31, 2022. The increase in net loss from $3,193 to $15,120 net loss for the nine months ended May 31, 2023, was primarily due to a decrease in gross profit and offset by a decrease in operating expenses.

Cost of goods sold for the nine months ended May 31, 2023 and 2022 was $13,346 and $16,289, respectively. Operating expenses for the nine months ended May 31, 2023 and 2022 were $18,008 and $20,574, respectively. Operating expenses during the nine months ended May 31, 2023 and 2022 were primarily attributed to general and administration expenses of $1,203 and $459, and professional fees of $16,805 and $20,115, respectively.

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

As of May 31, 2023, and August 31, 2022, we had the following balance sheet amounts:

	May 31,	August 31,
	2023	2022	Change
Cash	$4,142	$7,899	$(3,757)
Total Assets	4,500	8,436	(3,936)
Total Liabilities	82,670	71,486	11,184
Working Capital (Deficiency)	$(78,170)	$(63,050)	$(15,120)

As of May 31, 2023, our current and total assets were $4,500, consisting of cash of $4,142 and inventory of $358. As of August 31, 2022, our current and total assets were $8,436, consisting of cash of $7,899 and inventory of $537.

As of May 31, 2023, our total liabilities of $82,670 were all current liabilities, which consisted of accounts payable and accrued liabilities of $66,770 and due to related parties of $15,900. As of August 31, 2022, our total liabilities of $71,486 were all current liabilities, which consisted of $57,786 accounts payable and accrued liabilities and due to related parties of $13,700.

Working Capital

The following table presents our working capital (deficit) position as of May 31, 2023, and August 31, 2022:

	As of	As of
	May 31,	August 31,
	2023	2022
Current Assets	$4,500	$8,436
Current Liabilities	82,670	71,486
Working Capital (Deficiency)	$(78,170)	$(63,050)

As of May 31, 2023, we had a working capital deficiency of $78,170 compared to working capital deficiency of $63,050 as of August 31, 2022. As of May 31, 2023, we had current assets of $4,500 (August 31, 2022 - $8,436) and current liabilities of $82,670 (August 31, 2022 - $71,486).

Cash Flow

We fund our operations with cash generated from sales, capital contributions, debt, and issuances of shares of our Common Stock.

The following table presents our cash flow for the nine months ended May 31, 2023, and 2022:

	Nine Months Ended
	May 31,
	2023	2022
Cash used in operating activities	$(5,957)	$(14,800)
Cash used in Investing Activities	-	-
Cash provided by financing activities	2,200	13,700
Net Change in Cash for the period	$(3,757)	$(1,100)

Cash Flows from Operating Activities

For the nine months ended May 31, 2023, net cash used in operating activities was $5,957 compared to $14,800 net cash used in operating activities during the nine months ended May 31, 2022. For the nine months ended May 31, 2023, we had a net loss of $15,120, which was reduced by a change in working capital of $9,163. For the nine months ended May 31, 2022, we had a net loss of $3,193, which was increased by a change in working capital of $11,607.

Cash Flows used in Investing Activities

During the nine months ended May 31, 2023, and 2022, we had no investing activities.

Cash Flows from Financing Activities

For the nine months ended May 31, 2023, and 2022, we received $2,200 and $13,700 advance from related party.

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

An evaluation was conducted under the supervision and with the participation of our management of the effectiveness of the design and operation of our disclosure controls and procedures as of May 31, 2023. Based on that evaluation, our management concluded that our disclosure controls and procedures were not effective as of such date to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms. Management also confirmed that there was no change in our internal control over financial reporting during the period ended May 31, 2023, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Changes in Internal Controls

There have been no changes in our internal controls over financial reporting identified in connection with the evaluation required by paragraph (d) of Securities Exchange Act Rule 13a-15 or Rule 15d-15 that occurred in the quarter ended May 31, 2023, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Pacific Sports Exchange Inc.
(Registrant)

Dated: July 12, 2023	/s/ Timothy Conte
Timothy Conte
Chief Executive Officer, President, and Director

