Form 10-K
period 2023-08-31
Pacific Sports Exchange Inc.
filed 2023-11-28
CIK 1765651

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended: August 31, 2023.

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the fi ling reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.) Yes ☐ No ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold in a private placement conducted by the Company, as of the last business day of the registrant’s most recently completed second fiscal quarter (on February 28, 2023) was approximately $56,503.

The registrant had 14,375,000 common shares outstanding as of November 21, 2023.

PACIFIC SPORTS EXCHANGE INC.

Form 10-K

August 31, 2023

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

Management’s Discussion and Analysis is intended to be read in conjunction with the Company’s financial statements and the integral notes (“Notes”) thereto for the fiscal year ending August 31, 2023. The following statements may be forward-looking in nature and actual results may differ materially.

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

We operate as a sports equipment vendor, specializing in tennis and golf. The Company sources high value new and used equipment and sells it online. The target market is an avid domestic or international customer that is serious about his/her golf or tennis game and will return to the Company for future purchases.

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

Distribution Methods

Potential customers can find our equipment promoted through websites such as eBay and eventually through our own pacificsportsexchange.com website. eBay makes it relatively easy to ship goods to international destinations, and eBay also services the domestic US market. Through eBay, our Company can ship tennis racquets anywhere within the continental U.S.A. for an average flat rate of $8 per item. In addition to utilizing third-party websites such as eBay, our Company is developing a robust website of our own and will undertake a key-word optimization effort to globally rank the site for tennis and golf related keywords. While eBay allows for start-up companies such as ours to instantly reach a global audience, our longer-term strategy is to have customers interact and purchase equipment directly from our website. Not only will this help with the margin-per-transaction, but also gives us an opportunity to create a long-term relationship and database with each customer. However, it must be cautioned that as website optimization occurs, especially on a global scale, this will take time and resources to accomplish, and initially eBay is our key marketing channel.

Competitive Business Conditions and Strategy; Position in the Industry

Our Company competes with other vendors of golf and tennis equipment. We compete with a wide assortment of vendors from small local golf and tennis shops to larger established vendors such as Dick’s Sporting Goods and Amazon. There is also an assortment of successful online vendors such as Tennis Warehouse, Midwest Sports, Holabird Sports, and Puetz Golf, among others. At first glance the retail industry appears challenging, especially factoring in direct sales from the equipment manufacturers themselves; however, a competitive advantage lies in the specialized nature of both our target customer and our targeted products. While we sell to local domestic customers, our primary target market is foreign buyers from Asia and Europe that have a penchant for specific brands and product models not available in their local markets. We have identified select new and classic equipment that is in high demand to foreign buyers, and we have identified a reliable method to source the desired equipment. Our source of in-demand equipment comes from a network of local tennis and golf shops. Located throughout Southwest Florida, these local shops and their owners are embedded within their communities and have great relationships with the local playing public; season in and season out they receive a steady supply of trade-in equipment. Our Company has found that these vendors are happy to sell this old equipment to us at a discount. Hence, our niche strategy within the larger mass market is to service the specialized and under-served international demand with a supply of equipment sourced from a network of local Florida sport shops. Our Company believes this sourcing strategy can be duplicated on the East Coast of Florida and in other warm weather states such as California and Arizona.

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

Our Company also benefits from the services of Jennifer Whitesides. Mrs. Whitesides is also a golf and tennis enthusiast and is involved in Florida USTA tennis instruction and carries a USGA golf handicap. Mrs. Whitesides’ main responsibility is to secure a reliable supply chain. Golf and tennis shops, trade shows, and reseller events of South Florida will be the initial source of equipment, followed by a structured buying campaign in California. Mrs. Whitesides works side-by-side with Mr. Conte, leverage her existing industry contacts and ensure that the supply of equipment meets any pending demand. Mrs. Whitesides works a total of 8 hours per week for our Company.

Both officers also monitor eBay for underpriced listings of tennis and golf equipment. These listings do appear from time to time and offer upside resell opportunity.

Research and Development

Since inception, no funds have been spent on research and development. There are no extra research or development costs as the principals are donating their time and energy in this start-up phase.

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

Securities Transfer Corporation at 2901 N Dallas Parkway, Suite 380, Plano, Texas 75093, is the registrar and transfer agent for our Common shares.

As of the date of this report there were 34 holders of record of our Common Stock.

Dividend Policy

We have never declared or paid dividends on our capital stock. We currently intend to retain all available funds and any future earnings to fund the development and growth of our business. We do not anticipate paying any dividends on our capital stock in the foreseeable future. Investors should not purchase our securities with the expectation of receiving cash dividends. Any future determination related to our dividend policy will be made at the discretion of our Board of Directors (the “Board”), subject to limitations imposed by Delaware law regarding the ability of corporations to pay dividends, and will depend upon, among other factors, our results of operations, financial condition, capital requirements, contractual restrictions, business prospects and other factors our Board of Directors may deem relevant.

Equity Compensation Plan Information

We do not have any equity compensation plans.

Recent Sales of Unregistered Securities; Use of Proceeds from Registered Securities

None

Purchase of Equity Securities by the Issuer and Affiliated Purchasers

We did not purchase any of our shares of Common Stock or other securities during the fourth quarter of our fiscal year ended August 31, 2023.

Item 6. [Reserved]

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Results of Operations

The following summary of our results of operations should be read in conjunction with our financial statements for the years ended August 31,2023, and 2022, which are included herein.

Our operating results for the years ended August 31,2023 and 2022, and the changes between those periods for the respective items are summarized as follows:

	Years Ended
	August 31,
	2023	2022	Change
Revenue	$18,794	$45,169	$(26,375)
Cost of goods sold	15,289	26,589	(11,300)
Gross profit	3,505	18,580	(15,075)
Operating expenses	29,538	31,979	(2,441)
Net loss	$(26,033)	$(13,399)	$(12,634)

Net loss was $26,033 for the year ended August 31, 2023, and $13,399 for the year ended August 31, 2022. The increase in net loss was primarily due to a decrease in revenue and offset by a decrease in operating expenses.

Cost of goods sold for the years ended August 31, 2023 and 2022 was $15,289 and $26,589, respectively. Operating expenses for the years ended August 31,2023 and 2022 were $29,538 and $31,979, respectively. Operating expenses during the years ended August 31,2023 and 2022 were primarily attributed to general and administration expenses of $1,471 and $2,310 and professional fees of $28,067 and $29,669, respectively. The decrease in general and administration expenses during the year ended August 31, 2023, is primarily due to a decrease in sales commission.

Liquidity and Capital

As of August 31, 2023, we had $2,151 in cash, $2,420 in total assets, $91,503 in liabilities and $89,083 in working capital deficit.

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

Working Capital

The following table presents our working capital (deficit) position as at August 31,2023 and August 31, 2022:

	August 31,	August 31,
	2023	2022
Current Assets	$2,420	$8,436
Current Liabilities	91,503	71,486
Working Capital (Deficiency)	$(89,083)	$(63,050)

As of August 31,2023, we had a working capital deficiency of $89,083 compared to a working capital deficiency of $63,050 as of August 31,2022. As of August 31,2023, we had current assets of $2,420 (August 31,2022 - $8,436) and current liabilities of $91,503 (August 31, 2022 - $71,486). The increase in working capital deficiency is primarily due to an increase in due to related party of $3,700, accounts payable and accrued liabilities of $16,317 and a decrease in cash of $5,748, inventory of $268.

Cash Flow

We fund our operations with cash generated from sales, capital contributions, debt, and issuances of Common Stock.

The following table presents our cash flow for the years ended August 31,2023 and 2022:

	Years Ended
	August 31,
	2023	2022
Cash used in operating activities	$(9,448)	$(16,308)
Cash provided by financing activities	3,700	13,700
Net Change in Cash for the period	$(5,748)	$(2,608)

Cash Flows from Operating Activities

For the year ended August 31,2023, net cash used in operating activities was $9,448 compared to $16,308 during the year ended August 31,2022. For the year ended August 31,2023, we had a net loss of $26,033, which was decreased by a change in working capital of $16,585. For the year ended August 31, 2022, we had a net loss of $13,399, which was increased by a change in working capital of $2,909.

Cash Flows from Investing Activities

During the years ended August 31, 2023, and 2022, we had no cash used in investing activities.

Cash Flows from Financing Activities

For the years ended August 31,2023 and 2022, we received $3,700 and $13,700 from financing activities, respectively.

During the years ended August 31,2023, and 2022, we received $3,700 and $13,700 advance from related party, respectively.

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

The Company operates as an online-only retailer and utilizes eBay as its prime marketing channel. The Company currently relies on eBay, a third-party marketplace, to facilitate its sales. Such reliance on any third-party platform to generate revenues carries with it certain risks, including but not necessarily limited to: the Company could violate the terms of service and lose its selling privileges, or the sites themselves could experience technical issues and/or fail. The Company always strives to abide by the policies of any third-party platform and endeavors to provide superior customer service.

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

Consignment Sales

The Company, as a consignee, provides a service to sell tennis racquets through its online marketplace with eBay. The Company retains a percentage of the proceeds received as payment for its consignment items, which the Company refers to as its “take rate.” The Company recognizes consignment revenue upon shipment of the consigned good to a customer as its performance obligation of providing consignment services to the consignor is satisfied at that point. The Company reports consignment revenue on a net basis as an agent and not the gross amount collected from a customer. Title to the consigned goods remain with the consignor until transferred to a customer subsequent to purchase of the consigned goods. In any event of damage or loss of consignment items, the Company will recognize an expense and will pay all related disbursements. The Company does not take title of consigned goods at any time.

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

Item 8. Financial Statements and Supplementary Data.

The financial statements and Report of Independent Registered Public Accounting Firm are listed in the “Index to Financial Statements “on page F-1 and included on pages F-2 through F-12.

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

None.

Item 9A. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) that are designed to ensure that information required to be disclosed by us in reports that we file under the Exchange Act is recorded, processed, summarized and reported as specified in the SEC’s rules and forms and that such information required to be disclosed by us in reports that we file under the Exchange Act is accumulated and communicated to our management, including our Treasurer Mrs. Whitesides, and Mr. Conte, our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure. Management, with the participation of our Chief Executive Officer and Chief Financial Officer, performed an evaluation of the effectiveness of our disclosure controls and procedures as of August 31, 2023. Based on that evaluation, our management, including our Chief Executive Officer and Chief Financial Officer, concluded that our disclosure controls and procedures were not effective as of August 31, 2023, due to the material weaknesses and significant deficiencies discussed below.

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

Under the supervision of management, including our Principal Executive Officer and Principal Accounting Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and subsequent guidance prepared by the Commission specifically for smaller public companies as of August 31, 2023. Based on that evaluation, our management concluded that our internal control over financial reporting was not effective as of August 31,2023 because it identified the following material weakness and significant deficiencies:

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

Changes in Internal Controls over Financial Reporting

There have been no changes in our internal controls over financial reporting identified in connection with the evaluation required by paragraph (d) of Securities Exchange Act Rule 13a-15 or Rule 15d-15 that occurred during the year ended August 31, 2023, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information.

None.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

Executive Officers and Directors

The following table sets forth the name, age and position of each of our executive officers and directors as of the date of this Prospectus.

Name	Age	Position
Timothy Conte	77	President, Chief Executive Officer, Chief Financial Officer and Director
Jennifer Whitesides	41	Secretary, Treasurer and Director

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

Board of Directors, Committees and Director Independence

Our Board of Directors currently consists of two (2) members. Neither of our Directors is considered to be an independent director because they each serve our Company as executive officers. We have not established any committees of our Board, nor are either of our Directors “audit committee financial experts” within the meaning of the rules of the SEC.

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

Item 11. Executive Compensation.

Summary Compensation Table

The table below summarizes all compensation awarded to, earned by, or paid to our named executive officers for all services rendered in all capacities to us for the fiscal year ended August 31,2023 and 2022.

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Timothy Conte	2023	-	-	-	-	-	-	-	-
President, CEO, CFO and Director	2022	-	-	-	-	-	-	-	-

Jennifer Whitesides	2023	-	-	-	-	-	-	-	-
Secretary, Treasurer and Director	2022	-	-	-	-	-	-	-	-

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

Director Compensation

Our Board of Directors does not currently receive any consideration for their services as members of our Board. Our Board reserves the right in the future to award the members of our Board cash and/or stock-based consideration for their services to our Company, which awards, if granted shall be in the sole determination of our Board.

Retirement Plans

Our Company currently maintains no plans for its executive officers or employees that provide for payments or other benefits at, following or in connection with retirement.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table sets forth certain information regarding beneficial ownership of our Common Stock as of November 13, 2023 (a) by each person known by us to own beneficially 5% or more of our Common Stock, (b) by each of our named executive officers and each of our directors and (c) by all executive officers and directors of the Company as a group. As of November 13,2023, there were 14,375,000 shares of our Common Stock issued and outstanding. Unless otherwise noted, we believe that all persons named in the table have sole voting and investment power with respect to all the shares beneficially owned by them.

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

There have been no additional transactions since the beginning of the Company’s last fiscal year, nor any proposed transactions in which the Company was or is to be a participant that are required to be disclosed under Item 404 of Regulation S-K.

During the years ended August 31, 2023 and 2022, the Company received a loan of $3,700 and $13,700 from the Company’s CEO and Director, respectively. The amount is unsecured, non-interest bearing, due on demand and has not been formalized by a promissory note. As of August 31, 2023, and 2022, the Company owned $17,400 and $13,700 to the Company’s officer, respectively.

Item 14. Principal Accounting Fees and Services.

The following table shows the fees that were billed for the audit and other services provided by our independent auditors for the fiscal years ended August 31, 2023 and 2022, respectively.

	2023	2022

Audit Fees	$11,000	$11,000
Audit-Related Fees	-	-
Tax Fees	-	-
All Other Fees	-	-
Total	$11,000	$11,000

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
31.1 /31.2*

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

Pacific Sports Exchange Inc.
(Registrant)

Dated: November 28, 2023	/s/ Timothy Conte
Timothy Conte
Chief Executive Officer, President, and Director

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

Pacific Sports Exchange, Inc.

Opinion on the Financial Statements

We have audited the accompanying balance sheets of Pacific Sports Exchange, Inc. (the “Company”) as of August 31, 2023 and 2022, the related statements of operations, changes in stockholders’ deficit, and cash flows for the years then ended, and the related notes (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company at August 31, 2023 and 2022, and the results of its operations and its cash flows for the years ended August 31, 2023 and 2022, in conformity with the U.S. generally accepted accounting principles in the United States of America.

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

Diamond Bar, California

November 28, 2023

PACIFIC SPORTS EXCHANGE INC.

BALANCE SHEETS

	As of	As of
	August 31,	August 31,
	2023	2022
Assets
Current Assets
Cash	$2,151	$7,899
Inventory	269	537
Total Current Assets	2,420	8,436
Total Assets	$2,420	$8,436

Liabilities and Stockholders' Deficit
Current Liabilities
Accounts payable and accrued liabilities	$74,103	$57,786
Due to related parties	17,400	13,700
Total Current Liabilities	91,503	71,486

Stockholders' Deficit
Preferred stock: 20,000,000 shares authorized; $0.001 par value; no shares issued and outstanding	-	-
Common stock: 200,000,000 shares authorized; $0.001 par value; 14,375,000 shares issued and outstanding, respectively.	14,375	14,375
Additional paid-in capital	62,691	62,691
Accumulated deficit	(166,149)	(140,116)
Total Stockholders' Deficit	(89,083)	(63,050)

Total Liabilities and Stockholders' Deficit	$2,420	$8,436

The accompanying notes are an integral part of these financial statements.

PACIFIC SPORTS EXCHANGE INC.

STATEMENTS OF OPERATIONS

	Years Ended
	August 31,
	2023	2022

Revenues	$18,794	$45,169
Cost of goods sold	(15,289)	(26,589)
Gross profit	3,505	18,580
Operating Expenses
General and administrative	1,471	2,310
Professional fees	28,067	29,669
Total operating expenses	29,538	31,979
Loss from operations	(26,033)	(13,399)

Loss before income taxes	(26,033)	(13,399)
Provision for income taxes	-	-
Net loss	$(26,033)	$(13,399)
Basic and diluted loss per common share	$(0.00)	$(0.00)
Basic and diluted weighted average common shares outstanding	14,375,000	14,375,000

The accompanying notes are an integral part of these financial statements.

PACIFIC SPORTS EXCHANGE INC.

STATEMENT OF CHANGES IN STOCKHOLDERS’ DEFICIT

			Additional
	Common Stock		Paid in	Accumulated
	Shares	Amount	Capital	Deficit	Total

Balance - August 31, 2021	14,375,000	$14,375	$62,691	$(126,717)	$(49,651)
Net loss	-	-	-	(13,399)	(13,399)
Balance - August 31, 2022	14,375,000	14,375	62,691	(140,116)	(63,050)
Net loss	-	-	-	(26,033)	(26,033)
Balance - August 31, 2023	14,375,000	$14,375	$62,691	$(166,149)	$(89,083)

The accompanying notes are an integral part of these financial statements.

PACIFIC SPORTS EXCHANGE INC.

STATEMENTS OF CASH FLOWS

	Years Ended
	August 31,
	2023	2022

Cash Flows from Operating Activities
Net loss	$(26,033)	$(13,399)
Changes in operating assets and liabilities:
Inventory	268	1,087
Accounts payable and accrued liabilities	16,317	(3,996)
Net cash used in operating activities	(9,448)	(16,308)

Cash Flows from Financing Activities
Proceeds from related party	3,700	13,700
Net cash provided by financing activities	3,700	13,700

Net change in cash for the period	(5,748)	(2,608)
Cash at beginning of period	7,899	10,507
Cash at end of period	$2,151	$7,899

Supplemental Cash Flow Information:
Cash paid for income taxes	$-	$-
Cash paid for interest	$-	$-

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

Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the realization of assets and the liquidation of liabilities in the normal course of business. As of August 31, 2023, the Company has an accumulated deficit and has earned nominal operating revenues.

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

Cash and Cash Equivalents

Cash and cash equivalents include cash in banks, money market funds, and certificates of term deposits with maturities of less than three months from inception, which are readily convertible to known amounts of cash and which, in the opinion of management, are subject to an insignificant risk of loss in value. The Company had $2,151 and $7,899 in cash as of August 31, 2023 and 2022, respectively.

Accounts Receivable and Allowance for Uncollectible Accounts

Trade accounts receivable are recorded at the invoiced amount and do not bear interest. The allowance for doubtful accounts is the Company’s best estimate of the amount of probable credit losses in its existing accounts receivable. The Company maintains allowances for doubtful accounts for estimated losses resulting from the inability of its customers to make the required payments for services. Accounts with known financial issues are first reviewed and specific estimates are recorded. The remaining accounts receivable balances are then grouped in categories by the number of days the balance is past due, and the estimated loss is calculated as a percentage of the total category based upon past history. Account balances are charged against the allowance when it is probable that the receivable will not be recovered. The Company had no accounts receivable or allowance for doubtful accounts at August 31, 2023 or 2022.

Inventory

The Company’s inventory consists of tennis equipment and golf carts. All inventory is finished goods. Inventories are stated at the lower of cost or net realizable value. The inventory is stored on-site at the Florida office of the Company. The Company utilizes first-in first-out for inventory items held. We periodically review inventories for obsolescence and any inventories identified as obsolete are written down. Although we believe that the assumptions we use to estimate inventory write-downs are reasonable, future changes in these assumptions could provide a significantly different result.

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

Consignment Sales

The Company, as a consignee, provides a service to sell tennis racquets through its online marketplace with eBay. The Company retains a percentage of the proceeds received as payment for its consignment items, which the Company refers to as its “take rate.” The Company recognizes consignment revenue upon shipment of the consigned good to a customer as its performance obligation of providing consignment services to the consignor is satisfied at that point. The Company reports consignment revenue on a net basis as an agent and not the gross amount collected from a customer. Title to the consigned goods remain with the consignor until transferred to a customer subsequent to purchase of the consigned goods. In any event of damage or loss of consignment items, the Company will recognize an expense and will pay all related disbursements. The Company does not take title of consigned goods at any time.

Other Sales

The Company purchases used golf carts as their own inventory for resale. The Company reports revenue on a gross basis from amounts collected from the customer upon transferring the product to the buyer.

Cost of Goods Sold

Cost of goods sold includes the following expenses: inventory costs and expenses related to eBay fees, repair, fuel and shipping services.

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

Fair value estimates discussed herein are based upon certain market assumptions and pertinent information available to management as of August 31, 2023 and 2022. The carrying values of our financial instruments, including cash and cash equivalents, prepaid expenses, and accounts payable, approximate their fair values due to the short-term maturities of these financial instruments.

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

Concentrations

During the years ended August 31, 2023 and 2022, revenue was comprised of two sales channels, over the Internet (ebay.com) and direct resale, to unrelated third parties. These sales channels represented 100% of the revenues of the Company for the years ended August 31,2023 and 2022.

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

NOTE 3 – RELATED PARTY TRANSACTIONS

In support of the Company’s efforts and cash requirements, it may rely on advances from related parties until such a time that the Company can support its operations or attain adequate financing through sales of its equity or traditional debt financing. There is no formal written commitment for continued support by shareholders.

During the years ended August 31, 2023 and 2022, the Company received a loan of $3,700 and $13,700 from the Company’s CEO and Director, respectively. The amount is unsecured, non-interest bearing, due on demand and has not been formalized by a promissory note. As of August 31, 2023, and 2022, the Company owned $17,400 and $13,700 to the Company’s officer, respectively.

NOTE 4 – EQUITY

Preferred Stock

The Company has authorized 20,000,000 shares of Preferred Stock with a par value of $0.001 per share. No preferred stock was issued or outstanding as of August 31, 2023 and 2022.

Common Stock

The Company has authorized 200,000,000 shares of Common Stock with a par value of $0.001 per share. Each Common share entitles the holder to one vote, in person or proxy, on any matter on which action of the stockholders of the corporation is sought.

As of August 31, 2023, and 2022, the Company had 14,375,000 shares of Common Stock issued and outstanding.

NOTE 5 – PROVISION FOR INCOME TAXES

The Company provides for income taxes under ASC 740, “ Income Taxes.” Under the asset and liability method of ASC 740, deferred tax assets and liabilities are recorded based on the differences between the financial statement and tax basis of assets and liabilities and the tax rates in effect when these differences are expected to reverse. A valuation allowance is provided for certain deferred tax assets if it is more likely than not that the Company will not realize tax assets through future operations.

The provision for income taxes differs from the amounts which would be provided by applying the statutory federal income tax rate of 21% to the net loss before provision for income taxes for the following reasons:

	Years Ended
	August 31,	August 31,
	2023	2022
Income tax (benefit) at statutory rate	$(5,467)	$(2,814)
Valuation allowance	5,467	2,814
Provision for income taxes	$-	$-

Net deferred tax assets consist of the following components as of:

	August 31,	August 31,
	2023	2022
Net Operating Losses Carryover	$34,892	$29,425
Valuation allowance	(34,892)	(29,425)
Net deferred tax asset	$-	$-

As of August 31, 2023, the Company had approximately $166,149 of net operating losses (“NOL”) carried forward to offset taxable income in future years which expire commencing in fiscal 2038. NOLs generated in tax years prior to August 31, 2018, can be carried forward for twenty (20) years and NOLs generated after August 31, 2018, can be carried forward indefinitely. NOL carry forwards may be subject to an annual limitation due to ownership change limitations that may have occurred or that could occur in the future, as required by Section 382 of the Internal Revenue Code of 1986, as amended (the “Code”). These ownership changes may limit the amount of the NOL carry forwards that can be utilized annually to offset future taxable income and tax, respectively. In general, an “ownership change” as defined by Section 382 of the Code results from a transaction or series of transactions over a three-year period resulting in an ownership change of more than 50 percentage points of the outstanding stock of a company by certain stockholders.

Tax returns for the years ended 2018, 2019, 2020, 2021, 2022, and 2023 are subject to review by the tax authorities. The Company has no liabilities related to uncertain tax positions or unrecognized benefits as of the year ended August 31, 2023. The Company has not accrued interest or penalties associated with unrecognized tax liabilities.

 NOTE 6 – CONCENTRATION

For the years ended August 31, 2023 and 2022, customer and supplier concentrations (more than 10%) were as follows:

Revenue

During the year ended August 31, 2023, 7 customers represented 86% of our revenue compared to nil customer accounted for more than 10 % of our revenue for the year ended August 31, 2022.

Purchases

During the year ended August 31, 2023, 7 suppliers represented 87% of our purchase compared to 3 suppliers representing 33% of our purchase for the year ended August 31, 2022.

 NOTE 7 - SUBSEQUENT EVENTS

The Company has evaluated events occurring subsequent to August 31, 2023, through the issuance of the financial statements and determined that there are no additional events requiring disclosure.

