Form 10-Q
period 2023-11-30
Pacific Sports Exchange Inc.
filed 2024-01-16
CIK 1765651

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: November 30, 2023

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 14,375,000 shares of Common Stock issued and outstanding as of January 9, 2024.

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

Management’s Discussion and Analysis is intended to be read in conjunction with the Company’s financial statements and the integral notes (“Notes”) thereto for the period ending November 30, 2023. The following statements may be forward-looking in nature and actual results may differ materially.

3

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

INTERIM FINANCIAL STATEMENTS

For the Three Months Ended November 30, 2023

(Unaudited)

PACIFIC SPORTS EXCHANGE INC.

BALANCE SHEETS

(UNAUDITED)

	As of	As of
	November 30,	August 31,
	2023	2023
Assets
Current Assets
Cash	$1,890	$2,151
Inventory	269	269
Total Current Assets	2,159	2,420

Total Assets	$2,159	$2,420

Liabilities and Stockholders' Deficit
Current Liabilities
Accounts payable	$79,476	$74,103
Due to related parties	17,400	17,400
Total Current Liabilities	96,876	91,503

Stockholders' Deficit
Preferred stock: 20,000,000 shares authorized; $0.001 par value; no shares issued and outstanding	-	-
Common stock: 200,000,000 shares authorized; $0.001 par value; 14,375,000 shares issued and outstanding, respectively.	14,375	14,375
Additional paid-in capital	62,691	62,691
Accumulated deficit	(171,783)	(166,149)
Total Stockholders' Deficit	(94,717)	(89,083)

Total Liabilities and Stockholders' Deficit	$2,159	$2,420

The accompanying notes are an integral part of these unaudited condensed financial statements.

PACIFIC SPORTS EXCHANGE INC.

STATEMENTS OF OPERATIONS

(UNAUDITED)

	Three Months Ended
	November 30,
	2023	2022

Revenues	$2,300	$6,852
Cost of goods sold	(1,740)	(5,789)
Gross profit	560	1,063
Operating Expenses
General and administrative	296	946
Professional fees	5,898	2,606
Total operating expenses	6,194	3,552
Loss from operations	(5,634)	(2,489)

Loss before income taxes	(5,634)	(2,489)
Provision for income taxes	-	-
Net loss	$(5,634)	$(2,489)
Basic and diluted loss per common share	$(0.00)	$(0.00)
Basic and diluted weighted average common shares outstanding	14,375,000	14,375,000

The accompanying notes are an integral part of these unaudited condensed financial statements

PACIFIC SPORTS EXCHANGE INC.

STATEMENT OF CHANGES IN STOCKHOLDERS’ DEFICIT

(UNAUDITED)

For the Three Months Ended November 30, 2023

			Additional
	Common Stock		Paid-in	Accumulated
	Shares	Amount	Capital	Deficit	Total

Balance - August 31, 2023	14,375,000	$14,375	$62,691	$(166,149)	$(89,083)
Net loss	-	-	-	(5,634)	(5,634)
Balance - November 30, 2023	14,375,000	$14,375	$62,691	$(171,783)	$(94,717)

For the Nine Months Ended November 30, 2022

			Additional
	Common Stock		Paid-in	Accumulated
	Shares	Amount	Capital	Deficit	Total
Balance - August 31, 2022	14,375,000	$14,375	$62,691	$(140,116)	$(63,050)
Net loss	-	-	-	(2,489)	(2,489)
Balance - November 30, 2022	14,375,000	$14,375	$62,691	$(142,605)	$(65,539)

The accompanying notes are an integral part of these unaudited condensed financial statements.

PACIFIC SPORTS EXCHANGE INC.

STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Three Months Ended
	November 30,
	2023	2022

Cash Flows from Operating Activities
Net loss	$(5,634)	$(2,489)
Changes in operating assets and liabilities:
Inventory	-	90
Accounts payable and accrued liabilities	5,373	3,267
Net cash (used in) provided by operating activities	(261)	868

Net change in cash for the period	(261)	868
Cash at beginning of period	2,151	7,899
Cash at end of period	$1,890	$8,767

Supplemental Cash Flow Information:
Cash paid for income taxes	$-	$-
Cash paid for interest	$-	$-

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

Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the realization of assets and the liquidation of liabilities in the normal course of business. As of November 30,2023, the Company has an accumulated deficit and has earned nominal operating revenues.

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

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying unaudited financial statements have been prepared in accordance with GAAP for interim financial statements and with the instructions to Form 10-Q and Article 8 of Regulation S-X of the United States Securities and Exchange Commission (“SEC”). Accordingly, they do not contain all the information and footnotes required by GAAP for annual financial statements. In the opinion of the Company’s management, the accompanying unaudited financial statements contain all the adjustments necessary (consisting only of normal recurring accruals) to present the financial position of the Company as of November 30, 2023, and the results of operations and cash flows for the periods presented. The results of operations for the period ended November 30, 2023, are not necessarily indicative of the operating results for the full fiscal year or any future period. These unaudited financial statements should be read in conjunction with the financial statements and related notes thereto included in the Company’s Annual Report on Form 10-K for the year ended August 31, 2023 filed with the SEC on November 28, 2023.

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

Cash and Cash Equivalents

Cash and cash equivalents include cash in banks, money market funds, and certificates of term deposits with maturities of less than three months from inception, which are readily convertible to known amounts of cash and which, in the opinion of management, are subject to an insignificant risk of loss in value. The Company had $1,890 and $2,151 in cash as of November 30, 2023 and August 31, 2023, respectively.

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

During the three months ended November 30,2023 and 2022, the Company did not obtain loan from the Company’s CEO and Director. As of November 30,2023, and August 31,2023, the Company had due to related party of $17,400 and $17,400, respectively. The amounts are unsecured, non-interest bearing, due on demand and have not been formalized by a promissory note.

NOTE 4 – EQUITY

Preferred Stock

The Company has authorized 20,000,000 shares of Preferred Stock with a par value of $0.001 per share. No preferred stock was issued or outstanding as of November 30,2023 and August 31, 2023.

Common Stock

The Company has authorized 200,000,000 shares of Common Stock with a par value of $0.001 per share. Each common share entitles the holder to one vote, in person or proxy, on any matter on which action of the stockholders of the Corporation is sought.

As of November 30,2023, and August 31,2023, the Company had 14,375,000 shares of Common Stock issued and outstanding.

NOTE 5 – CONCENTRATION

For the three months ended November 30,2023 and 2022, customer and supplier concentrations (more than 10%) were as follows:

Revenue

During the three months ended November 30,2023, and 2022, two (2) customers represented 100% and three (3) customers represented 99.31% of our revenue were accounted for more than 10% of our revenue, respectively.

Purchases

During the three ended November 30,2023 and 2022, two (2) suppliers represented 100% and three (3) suppliers represented 100% of our purchases were accounted for more than 10% of our purchases, respectively.

NOTE 6- SUBSEQUENT EVENTS

The Company has evaluated events occurring subsequent to November 30, 2023, through the issuance of the financial statements and determined that there are no additional events requiring disclosure.

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

Results of Operations

The following summary of our results of operations should be read in conjunction with our unaudited financial statements for the three months ended November 30, 2023, and 2022, which are included herein.

Three months ended November 30, 2023, compared to three months ended November 30, 2022.

	Three Months Ended
	November 30,
	2023	2022	Change
Revenue	$2,300	$6,852	$(4,552)
Cost of goods sold	1,740	5,789	(4,049)
Gross profit	560	1,063	(503)
Operating expenses	6,194	3,552	2,642
Net loss	$(5,634)	$(2,489)	$(3,145)

Net loss was $5,634 for the three months ended November 30, 2023, and $2,489 net loss for the three months ended November 30, 2022. The increase in net loss from $2,489 to $5,634 net loss for the three months ended November 30, 2023, was primarily due to a decrease in gross profit of $503 and an increase in operating expenses of $2,642.

Cost of goods sold for the three months ended November 30,2023 and 2022 was $1,740 and $5,789, respectively. Operating expenses for the three months ended November 30,2023 and 2022 were $6,194 and $3,552, respectively. Operating expenses during the three months ended November 30,2023 and 2022 were primarily attributed to general and administration expenses of $296 and $946, and professional fees of $5,898and $2,606, respectively.

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

As of November 30, 2023, and August 31, 2023, we had the following balance sheet amounts:

	November 30,	August 31,
	2023	2023	Change
Cash	$1,890	$2,151	$(261)
Total Assets	2,159	2,420	(261)
Total Liabilities	96,876	91,503	5,373
Working Capital (Deficiency)	$(94,717)	$(89,083)	$(5,634)

As of November 30, 2023, our current and total assets were $2,159, consisting of cash of $1,890 and inventory of $269. As of August 31, 2023, our current and total assets were $2,420, consisting of cash of $2,151 and inventory of $269.

As of November 30,2023, our total liabilities of $96,876 were all current liabilities, which consisted of accounts payable of $79,476 and due to related parties of $17,400. As of August 31, 2023, our total liabilities of $91,503 were all current liabilities, which consisted of $74,103 accounts payable and due to related parties of $17,400.

Working Capital

The following table presents our working capital (deficit) position as of November 30, 2023, and August 31, 2023:

	As of	As of
	November 30,	August 31,
	2023	2023
Current Assets	$2,159	$2,420
Current Liabilities	96,876	91,503
Working Capital (Deficiency)	$(94,717)	$(89,083)

As of November 30, 2023, we had a working capital deficiency of $94,717 compared to working capital deficiency of $89,083 as of August 31, 2023. As of November 30, 2023, we had current assets of $2,159 (August 31, 2023 - $2,420) and current liabilities of $96,876 (August 31, 2022 - $91,503).

Cash Flow

We fund our operations with cash generated from sales, capital contributions, debt, and issuances of shares of our Common Stock.

The following table presents our cash flow for the three months ended November 30, 2023, and 2022:

	Three Months Ended
	November 30,
	2023	2022
Cash (used in) provided by operating activities	$(261)	$868

Net Change in Cash for the period	$(261)	$868

Cash Flows from Operating Activities

For the three months ended November 30, 2023, net cash used in operating activities was $261 compared to $868 net cash provided by operating activities during the three months ended November 30, 2022. For the three months ended November 30, 2023, we had a net loss of $5,634, which was reduced by a change in working capital of $5,373. For the three months ended November 30, 2022, we had a net loss of $2,489, which was reduced by a change in working capital of $3,357.

Cash Flows used in Investing Activities

During the three months ended November 30, 2023, and 2022, we had no investing activities.

Cash Flows from Financing Activities

During the three months ended November 30, 2023, and 2022, we had no financing activities.

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

Concentration

For the three months ended November 30,2023 and 2022, customer and supplier concentrations (more than 10%) were as follows:

Revenue

During the three months ended November 30,2023, and 2022, two (2) customers represented 100% and three (3) customers represented 99.31% of our revenue were accounted for more than 10% of our revenue, respectively.

Purchases

During the three ended November 30,2023 and 2022, two (2) suppliers represented 100% and three (3) suppliers represented 100% of our purchases were accounted for more than 10% of our purchases, respectively.

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

An evaluation was conducted under the supervision and with the participation of our management of the effectiveness of the design and operation of our disclosure controls and procedures as of November 30,2023. Based on that evaluation, our management concluded that our disclosure controls and procedures were not effective as of such date to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms. Management also confirmed that there was no change in our internal control over financial reporting during the period ended November 30, 2023, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Changes in Internal Controls

There have been no changes in our internal controls over financial reporting identified in connection with the evaluation required by paragraph (d) of Securities Exchange Act Rule 13a-15 or Rule 15d-15 that occurred in the quarter ended November 30, 2023, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Pacific Sports Exchange Inc.
(Registrant)

Dated: January 16, 2024	/s/ Timothy Conte
Timothy Conte
Chief Executive Officer, President, and Director

