Form 10-Q
period 2024-02-29
Pacific Sports Exchange Inc.
filed 2024-04-15
CIK 1765651

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: February 29, 2024

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 14,375,000 shares of Common Stock issued and outstanding as of April 11, 2024.

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

Management’s Discussion and Analysis is intended to be read in conjunction with the Company’s financial statements and the integral notes (“Notes”) thereto for the period ending February 29, 2024. The following statements may be forward-looking in nature and actual results may differ materially.

3

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

INTERIM FINANCIAL STATEMENTS

For the Six Months Ended February 29, 2024

(Unaudited)

PACIFIC SPORTS EXCHANGE INC.

BALANCE SHEETS

(UNAUDITED)

	As of	As of
	February 29,	August 31,
	2024	2023
Assets
Current Assets
Cash	$555	$2,151
Inventory	1,069	269
Total Current Assets	1,624	2,420

Total Assets	$1,624	$2,420

Liabilities and Stockholders' Deficit
Current Liabilities
Accounts payable and accrued liabilities	$84,996	$74,103
Due to related parties	17,400	17,400
Total Current Liabilities	102,396	91,503

Stockholders' Deficit
Preferred stock: 20,000,000 shares authorized; $0.001 par value; no shares issued and outstanding	-	-
Common stock: 200,000,000 shares authorized; $0.001 par value; 14,375,000 shares issued and outstanding, respectively.	14,375	14,375
Additional paid-in capital	62,691	62,691
Accumulated deficit	(177,838)	(166,149)
Total Stockholders' Deficit	(100,772)	(89,083)

Total Liabilities and Stockholders' Deficit	$1,624	$2,420

The accompanying notes are an integral part of these unaudited condensed financial statements.

PACIFIC SPORTS EXCHANGE INC.

STATEMENTS OF OPERATIONS

(UNAUDITED)

	Three Months Ended		Six Months Ended
	February 29,	February 28,	February 29,	February 28,
	2024	2023	2024	2023

Revenues	$1,100	$4,060	$3,400	$10,912
Cost of goods sold	(800)	(3,523)	(2,540)	(9,312)
Gross profit	300	537	860	1,600
Operating Expenses
General and administrative	162	136	458	1,082
Professional fees	6,193	9,699	12,091	12,305
Total operating expenses	6,355	9,835	12,549	13,387
Loss from operations	(6,055)	(9,298)	(11,689)	(11,787)

Loss before income taxes	(6,055)	(9,298)	(11,689)	(11,787)
Provision for income taxes	-	-	-	-
Net loss	$(6,055)	$(9,298)	$(11,689)	$(11,787)
Basic and diluted loss per common share	$(0.00)	$(0.00)	$(0.00)	$(0.00)
Basic and diluted weighted average common shares outstanding	14,375,000	14,375,000	14,375,000	14,375,000

The accompanying notes are an integral part of these unaudited condensed financial statements.

PACIFIC SPORTS EXCHANGE INC.

STATEMENT OF CHANGES IN STOCKHOLDERS’ DEFICIT

(UNAUDITED)

For the Six Months Ended February 29, 2024

			Additional
	Common Stock		Paid-in	Accumulated
	Shares	Amount	Capital	Deficit	Total

Balance - August 31, 2023	14,375,000	$14,375	$62,691	$(166,149)	$(89,083)
Net loss	-	-	-	(5,634)	(5,634)
Balance - November 30, 2023	14,375,000	14,375	62,691	(171,783)	(94,717)
Net loss	-	-	-	(6,055)	(6,055)
Balance - February 29, 2024	14,375,000	$14,375	$62,691	$(177,838)	$(100,772)

For the Six Months Ended February 28, 2023

			Additional
	Common Stock		Paid-in	Accumulated
	Shares	Amount	Capital	Deficit	Total

Balance - August 31, 2022	14,375,000	$14,375	$62,691	$(140,116)	$(63,050)
Net loss	-	-	-	(2,489)	(2,489)
Balance - November 30, 2022	14,375,000	14,375	62,691	(142,605)	(65,539)
Net loss	-	-	-	(9,298)	(9,298)
Balance - February 28, 2023	14,375,000	$14,375	$62,691	$(151,903)	$(74,837)

The accompanying notes are an integral part of these unaudited condensed financial statements.

PACIFIC SPORTS EXCHANGE INC.

STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Six Months Ended
	February 29,	February 28,
	2024	2023

Cash Flows from Operating Activities
Net loss	$(11,689)	$(11,787)
Changes in operating assets and liabilities:
Inventory	(800)	90
Accounts payable and accrued liabilities	10,893	4,678
Net cash used in operating activities	(1,596)	(7,019)

Cash Flows from Financing Activities
Proceeds from related party	-	2,200
Net cash provided by financing activities	-	2,200

Net change in cash for the period	(1,596)	(4,819)
Cash at beginning of period	2,151	7,899
Cash at end of period	$555	$3,080

Supplemental Cash Flow Information:
Cash paid for income taxes	$-	$-
Cash paid for interest	$-	$-

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

Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the realization of assets and the liquidation of liabilities in the normal course of business. As of February 29, 2024, the Company has an accumulated deficit and has earned nominal operating revenues.

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

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying unaudited financial statements have been prepared in accordance with GAAP for interim financial statements and with the instructions to Form 10-Q and Article 8 of Regulation S-X of the United States Securities and Exchange Commission (“SEC”). Accordingly, they do not contain all the information and footnotes required by GAAP for annual financial statements. In the opinion of the Company’s management, the accompanying unaudited financial statements contain all the adjustments necessary (consisting only of normal recurring accruals) to present the financial position of the Company as of February 29, 2024, and the results of operations and cash flows for the periods presented. The results of operations for the period ended February 29, 2024, are not necessarily indicative of the operating results for the full fiscal year or any future period. These unaudited financial statements should be read in conjunction with the financial statements and related notes thereto included in the Company’s Annual Report on Form 10-K for the year ended August 31, 2023 filed with the SEC on November 28, 2023.

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

Cash and Cash Equivalents

Cash and cash equivalents include cash in banks, money market funds, and certificates of term deposits with maturities of less than three months from inception, which are readily convertible to known amounts of cash and which, in the opinion of management, are subject to an insignificant risk of loss in value. The Company had $555 and $2,151 in cash as of February 29, 2024 and August 31, 2023, respectively.

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

During the six months ended February 29, 2024 and February 28, 2023, the Company received a loan of $0 and $2,200 from the Company’s CEO and Director, respectively. As of February 29, 2024, and August 31, 2023, the Company had due to related party of $17,400 and $17,400, respectively. The amounts are unsecured, non-interest bearing, due on demand and have not been formalized by a promissory note.

NOTE 4 – EQUITY

Preferred Stock

The Company has authorized 20,000,000 shares of Preferred Stock with a par value of $0.001 per share. No preferred stock was issued or outstanding as of February 29, 2024 and August 31, 2023.

Common Stock

The Company has authorized 200,000,000 shares of Common Stock with a par value of $0.001 per share. Each common share entitles the holder to one vote, in person or proxy, on any matter on which action of the stockholders of the Corporation is sought.

As of February 29, 2024, and August 31, 2023, the Company had 14,375,000 shares of Common Stock issued and outstanding.

NOTE 5 – CONCENTRATION

For the six months ended February 29, 2024 and February 28, 2023, customer and supplier concentrations (more than 10%) were as follows:

Revenue

During the six months ended February 29, 2024, and February 28, 2023, three (3) customers represented 100% and five (5) customers represented 99.57% of our revenue were accounted for more than 10% of our revenue, respectively.

Purchases

During the six months ended February 29, 2024 and February 28, 2023, four (4) suppliers represented 100% and five (5) suppliers represented 100% of our purchase were accounted for more than 10% of our purchases, respectively.

NOTE 6- SUBSEQUENT EVENTS

The Company has evaluated events occurring subsequent to February 29, 2024, through the issuance of the financial statements and determined that there are no additional events requiring disclosure.

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

We operate as an online-only entity and utilize eBay Inc. (“eBay”) as our primary marketing channel. We will also optimize our own website for “global” search terms and internally vend equipment through an expanding referral network of repeat customers.

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

We currently operate as an online-only entity and utilize eBay as our primary marketing channel. We will also optimize our own website for “global” search terms and internal vending equipment to a worldwide market. Because the Company relies on third-party websites such as eBay to make its sales, such reliance on any third-party platform to generate revenues carries with it certain risks including but not necessarily limited to: the Company could violate the terms of service and lose its selling privileges, or the sites themselves could experience technical issues and/or fail. The Company will always strive to abide by the policies of any third-party platform and will endeavor to provide superior customer service. The Company will also look to improve the marketing and functionality of its own website, to act as a hedge against the risk of relying on third-party partners.

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

Results of Operations

The following summary of our results of operations should be read in conjunction with our unaudited financial statements for the six months ended February 29, 2024, and February 28, 2023, which are included herein.

Three months ended February 29, 2024, compared to three months ended February 28, 2023.

	Three Months Ended
	February 29,	February 28,
	2024	2023	Change
Revenue	$1,100	$4,060	$(2,960)
Cost of goods sold	800	3,523	(2,723)
Gross profit	300	537	(237)
Operating expenses	6,355	9,835	(3,480)
Net loss	$(6,055)	$(9,298)	$3,243

Net loss was $6,055 for the three months ended February 29, 2024, and $9,298 net loss for the three months ended February 28, 2023. The decrease in net loss from $9,298 for three months ended February 28, 2023, to $6,055 net loss for the three months ended February 29, 2024, was primarily due to a decrease in gross profit of $237 offset by a decrease in operating expenses of $3,480.

Cost of goods sold for the three months ended February 29, 2024, and February 28, 2023, was $800 and $3,523, respectively. Operating expenses for the three months ended February 29, 2024, and February 28, 2023, were $6,355 and $9,835, respectively. Operating expenses during the three months ended February 29, 2024, and February 28, 2023, were primarily attributed to general and administration expenses of $162 and $136, and professional fees of $6,193 and $9,699, respectively.

Six months ended February 29, 2024, compared to six months ended February 28, 2023.

	Six Months Ended
	February 29,	February 28,
	2024	2023	Change
Revenue	$3,400	$10,912	$(7,512)
Cost of goods sold	2,540	9,312	(6,772)
Gross profit	860	1,600	(740)
Operating expenses	12,549	13,387	(838)
Net loss	$(11,689)	$(11,787)	$98

Net loss was $11,689 for the six months ended February 29, 2024, and $11,787 net loss for the six months ended February 28, 2023. The decrease in net loss from $11,787 for six months ended February 28, 2023, to $11,689 net loss for the six months ended February 29, 2024, was primarily due to a decrease in gross profit of $740 offset by a decrease in operating expenses of $838.

Cost of goods sold for the six months ended February 29, 2024, and February 28, 2023, was $2,540 and $9,312, respectively. Operating expenses for the six months ended February 29, 2024, and February 28, 2023, were $12,549 and $13,387, respectively. Operating expenses during the six months ended February 29, 2024, and February 28, 2023, were primarily attributed to general and administration expenses of $458 and $1,082, and professional fees of $12,091 and $12,305, respectively.

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

As of February 29, 2024, and August 31, 2023, we had the following balance sheet amounts:

	February 29,	August 31,
	2024	2023	Change
Cash	$555	$2,151	$(1,596)
Total Assets	1,624	2,420	(796)
Total Liabilities	102,396	91,503	10,893
Working Capital (Deficiency)	$(100,772)	$(89,083)	$(11,689)

As of February 29, 2024, our current and total assets were $1,624, consisting of cash of $555 and inventory of $1,069. As of August 31, 2023, our current and total assets were $2,420, consisting of cash of $2,151 and inventory of $269.

As of February 29, 2024, our total liabilities of $102,396 were all current liabilities, which consisted of accounts payable and accrued liabilities of $84,996 and due to related parties of $17,400. As of August 31, 2023, our total liabilities of $91,503 were all current liabilities, which consisted of $74,103 accounts payable and due to related parties of $17,400.

Working Capital

The following table presents our working capital (deficit) position as of February 29, 2024, and August 31, 2023:

	As of	As of
	February 29,	August 31,
	2024	2023
Current Assets	$1,624	$2,420
Current Liabilities	102,396	91,503
Working Capital (Deficiency)	$(100,772)	$(89,083)

As of February 29, 2024, we had a working capital deficiency of $100,772 compared to working capital deficiency of $89,083 as of August 31, 2023. As of February 29, 2024, we had current assets of $1,624 (August 31, 2023 - $2,420) and current liabilities of $102,396 (August 31, 2023 - $91,503).

Cash Flow

We fund our operations with cash generated from sales, capital contributions, debt, and issuances of shares of our Common Stock.

The following table presents our cash flow for the six months ended February 29, 2024, and February 28, 2023:

	Six Months Ended
	February 29,	February 28,
	2024	2023
Cash used in operating activities	$(1,596)	$(7,019)
Cash provided by financing activities	-	2,200
Net Change in Cash for the period	$(1,596)	$(4,819)

Cash Flows from Operating Activities

For the six months ended February 29, 2024, net cash used in operating activities was $1,596 compared to $7,019 net cash used in operating activities during the six months ended February 28, 2023. For the six months ended February 29, 2024, we had a net loss of $11,689, which was reduced by a change in working capital of $10,093. For the six months ended February 28, 2023, we had a net loss of $11,787, which was reduced by a change in working capital of $4,768.

Cash Flows used in Investing Activities

During the six months ended February 29, 2024, and February 28, 2023, we had no investing activities.

Cash Flows from Financing Activities

For the six months ended February 29, 2024, and February 28, 2023, we received $0 and $2,200 advance from the Company’s CEO and director, respectively.

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

Concentration

For the six months ended February 29, 2024, and February 28, 2023, customer and supplier concentrations (more than 10%) were as follows:

Revenue

During the six months ended February 29, 2024, and February 28, 2023, three (3) customers represented 100% and five (5) customers represented 99.57% of our revenue were accounted for more than 10% of our revenue, respectively.

Purchases

During the six months ended February 29, 2024, and February 28, 2023, four (4) suppliers represented 100% and five (5) suppliers represented 100% of our purchase were accounted for more than 10% of our purchases, respectively.

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

An evaluation was conducted under the supervision and with the participation of our management of the effectiveness of the design and operation of our disclosure controls and procedures as of February 29, 2024. Based on that evaluation, our management concluded that our disclosure controls and procedures were not effective as of such date to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms. Management also confirmed that there was no change in our internal control over financial reporting during the period ended November 30, 2023, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Changes in Internal Controls

There have been no changes in our internal controls over financial reporting identified in connection with the evaluation required by paragraph (d) of Securities Exchange Act Rule 13a-15 or Rule 15d-15 that occurred in the quarter ended February 29, 2024, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

From time to time, we may become involved in litigation relating to claims arising out of our operations in the normal course of business. We are not involved in any pending legal proceeding or litigation, and, to the best of our knowledge, no governmental authority is contemplating any proceeding to which we are a party or to which any of our properties is subject, which would reasonably be likely to have a material adverse effect on us.

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

Pacific Sports Exchange Inc.
(Registrant)

Dated: April 15, 2024	/s/ Timothy Conte
Timothy Conte
Chief Executive Officer, President, and Director

