Form 10-Q
period 2024-05-31
Pacific Sports Exchange Inc.
filed 2024-07-11
CIK 1765651

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: May 31, 2024

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 14,375,000 shares of Common Stock issued and outstanding as of June 28, 2024.

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

Management’s Discussion and Analysis is intended to be read in conjunction with the Company’s financial statements and the integral notes (“Notes”) thereto for the period ending May 31, 2024. The following statements may be forward-looking in nature and actual results may differ materially.

3

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

INTERIM FINANCIAL STATEMENTS

For the Nine Months Ended May 31, 2024

(Unaudited)

 PACIFIC SPORTS EXCHANGE INC.

BALANCE SHEETS

(UNAUDITED)

	As of	As of
	May 31,	August 31,
	2024	2023
Assets
Current Assets
Cash	$1,017	$2,151
Inventory	269	269
Total Current Assets	1,286	2,420

Total Assets	$1,286	$2,420

Liabilities and Stockholders' Deficit
Current Liabilities
Accounts payable and accrued liabilities	$92,288	$74,103
Due to related parties	17,400	17,400
Total Current Liabilities	109,688	91,503

Stockholders' Deficit
Preferred stock: 20,000,000 shares authorized; $0.001 par value; no shares issued and outstanding	-	-
Common stock: 200,000,000 shares authorized; $0.001 par value; 14,375,000 shares issued and outstanding, respectively.	14,375	14,375
Additional paid-in capital	62,691	62,691
Accumulated deficit	(185,468)	(166,149)
Total Stockholders' Deficit	(108,402)	(89,083)

Total Liabilities and Stockholders' Deficit	$1,286	$2,420

The accompanying notes are an integral part of these unaudited condensed financial statements.

PACIFIC SPORTS EXCHANGE INC.

STATEMENTS OF OPERATIONS

(UNAUDITED)

	Three Months Ended		Nine Months Ended
	May 31,		May 31,
	2024	2023	2024	2023

Revenues	$1,000	$5,322	$4,400	$16,234
Cost of goods sold	(800)	(4,034)	(3,340)	(13,346)
Gross profit	200	1,288	1,060	2,888
Operating Expenses
General and administrative	1,895	121	2,353	1,203
Professional fees	5,935	4,500	18,026	16,805
Total operating expenses	7,830	4,621	20,379	18,008
Loss from operations	(7,630)	(3,333)	(19,319)	(15,120)

Loss before income taxes	(7,630)	(3,333)	(19,319)	(15,120)
Provision for income taxes	-	-	-	-
Net loss	$(7,630)	$(3,333)	$(19,319)	$(15,120)
Basic and diluted loss per common share	$(0.00)	$(0.00)	$(0.00)	$(0.00)
Basic and diluted weighted average common shares outstanding	14,375,000	14,375,000	14,375,000	14,375,000

The accompanying notes are an integral part of these unaudited condensed financial statements.

PACIFIC SPORTS EXCHANGE INC.

STATEMENT OF CHANGES IN STOCKHOLDERS’ DEFICIT

(UNAUDITED)

For the Three and Nine Months Ended May 31, 2024

			Additional
	Common Stock		Paid-in	Accumulated
	Shares	Amount	Capital	Deficit	Total

Balance - August 31, 2023	14,375,000	$14,375	$62,691	$(166,149)	$(89,083)
Net loss	-	-	-	(5,634)	(5,634)
Balance - November 30, 2023	14,375,000	14,375	62,691	(171,783)	(94,717)
Net loss	-	-	-	(6,055)	(6,055)
Balance - February 29, 2024	14,375,000	14,375	62,691	(177,838)	(100,772)
Net loss	-	-	-	(7,630)	(7,630)
Balance - May 31, 2024	14,375,000	$14,375	$62,691	$(185,468)	$(108,402)

For the Three and Nine Months Ended May 31, 2023

			Additional
	Common Stock		Paid-in	Accumulated
	Shares	Amount	Capital	Deficit	Total

Balance - August 31, 2022	14,375,000	$14,375	$62,691	$(140,116)	$(63,050)
Net loss	-	-	-	(2,489)	(2,489)
Balance - November 30, 2022	14,375,000	14,375	62,691	(142,605)	(65,539)
Net loss	-	-	-	(9,298)	(9,298)
Balance - February 28, 2023	14,375,000	14,375	62,691	(151,903)	(74,837)
Net loss	-	-	-	(3,333)	(3,333)
Balance - May 31, 2023	14,375,000	$14,375	$62,691	$(155,236)	$(78,170)

The accompanying notes are an integral part of these unaudited condensed financial statements.

PACIFIC SPORTS EXCHANGE INC.

STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Nine Months Ended
	May 31,
	2024	2023

Cash Flows from Operating Activities
Net loss	$(19,319)	$(15,120)
Changes in operating assets and liabilities:
Inventory	-	179
Accounts payable and accrued liabilities	18,185	8,984
Net cash used in operating activities	(1,134)	(5,957)

Cash Flows from Financing Activities
Proceeds from related party	-	2,200
Net cash provided by financing activities	-	2,200

Net change in cash for the period	(1,134)	(3,757)
Cash at beginning of period	2,151	7,899
Cash at end of period	$1,017	$4,142

Supplemental Cash Flow Information:
Cash paid for income taxes	$-	$-
Cash paid for interest	$-	$-

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

Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the realization of assets and the liquidation of liabilities in the normal course of business. As of May 31, 2024, the Company has an accumulated deficit of $185,468 and has earned nominal operating revenues.

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

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying unaudited financial statements have been prepared in accordance with GAAP for interim financial statements and with the instructions to Form 10-Q and Article 8 of Regulation S-X of the United States Securities and Exchange Commission (“SEC”). Accordingly, they do not contain all the information and footnotes required by GAAP for annual financial statements. In the opinion of the Company’s management, the accompanying unaudited financial statements contain all the adjustments necessary (consisting only of normal recurring accruals) to present the financial position of the Company as of May 31, 2024, and the results of operations and cash flows for the periods presented. The results of operations for the period ended May 31, 2024, are not necessarily indicative of the operating results for the full fiscal year or any future period. These unaudited financial statements should be read in conjunction with the financial statements and related notes thereto included in the Company’s Annual Report on Form 10-K for the year ended August 31, 2023, filed with the SEC on November 28, 2023.

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

Cash and Cash Equivalents

Cash and cash equivalents include cash in banks, money market funds, and certificates of term deposits with maturities of less than three months from inception, which are readily convertible to known amounts of cash and which, in the opinion of management, are subject to an insignificant risk of loss in value. The Company had $1,017 and $2,151 in cash as of May 31,2024, and August 31, 2023, respectively.

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

During the nine months ended May 31, 2024, and 2023, the Company received a loan of $0 and $2,200 from the Company’s CEO and Director, respectively. As of May 31,2024, and August 31, 2023, the Company had due to related party of $17,400 and $17,400, respectively. The amounts are unsecured, non-interest bearing, due on demand and have not been formalized by a promissory note.

NOTE 4 – EQUITY

Preferred Stock

The Company has authorized 20,000,000 shares of Preferred Stock with a par value of $0.001 per share. No preferred stock was issued or outstanding as of May 31,2024 and August 31, 2023.

Common Stock

The Company has authorized 200,000,000 shares of Common Stock with a par value of $0.001 per share. Each common share entitles the holder to one vote, in person or proxy, on any matter on which action of the stockholders of the Corporation is sought.

As of May 31,2024, and August 31,2023, the Company had 14,375,000 shares of Common Stock issued and outstanding.

NOTE 5 – CONCENTRATION

As of May 31,2024, and August 31,2023 and for the nine months ended May 31,2024 and 2023, customer and supplier concentrations (more than 10%) were as follows:

Revenue

During the nine months ended May 31, 2024, and 2023, four (4) customers represented 100% and seven (7) customers represented 99.27% of our revenue were accounted for more than 10% of our revenue, respectively.

Purchases

During the nine months ended May 31,2024 and 2023, four (4) suppliers represented 100% and seven (7) suppliers represented 100% of our purchases accounted for more than 10% of our purchases, respectively.

Accounts receivable

As of May 31,2024, and August 31,2023, the accounts receivable balances were nil.

NOTE 6- SUBSEQUENT EVENTS

The Company has evaluated events occurring subsequent to May 31, 2024, through the issuance of the financial statements and determined that there are no additional events requiring disclosure.

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

Results of Operations

The following summary of our results of operations should be read in conjunction with our unaudited financial statements for the nine months ended May 31, 2024, and 2023, which are included herein.

Three months ended May 31, 2024, compared to three months ended May 31, 2023.

	Three Months Ended
	May 31,
	2024	2023	Change
Revenue	$1,000	$5,322	$(4,322)
Cost of goods sold	800	4,034	(3,234)
Gross profit	200	1,288	(1,088)
Operating expenses	7,830	4,621	3,209
Net loss	$(7,630)	$(3,333)	$(4,297)

Net loss was $7,630 for the three months ended May 31, 2024, and $3,333 net loss for the three months ended May 31, 2023. The increase in net loss from $3,333 for three months ended May 31, 2023, to $7,630 net loss for the three months ended May 31, 2024, was primarily due to a decrease in gross profit of $1,088 and an increase in operating expenses of $3,209.

Cost of goods sold for the three months ended May 31, 2024, and 2023, was $800 and $4,034, respectively. Operating expenses for the three months ended May 31, 2024, and 2023, were $7,830 and $4,621, respectively. Operating expenses during the three months ended May 31, 2024, and 2023, were primarily attributed to general and administration expenses of $1,895 and $121, and professional fees of $5,935 and $4,500, respectively.

Nine months ended May 31, 2024, compared to nine months ended May 31, 2023.

	Nine Months Ended
	May 31,
	2024	2023	Change
Revenue	$4,400	$16,234	$(11,834)
Cost of goods sold	3,340	13,346	(10,006)
Gross profit	1,060	2,888	(1,828)
Operating expenses	20,379	18,008	2,371
Net loss	$(19,319)	$(15,120)	$(4,199)

Net loss was $19,319 for the nine months ended May 31, 2024, and $15,120 net loss for the nine months ended May 31, 2023. The increase in net loss from $15,120 for nine months ended May 31, 2023, to $19,319 net loss for the nine months ended May 31, 2024, was primarily due to a decrease in gross profit of $1,828 and an increase in operating expenses of $2,371.

Cost of goods sold for the nine months ended May 31, 2024, and 2023, was $3,340 and $13,346, respectively. Operating expenses for the nine months ended May 31, 2024, and 2023, were $20,379 and $18,008, respectively. Operating expenses during the nine months ended May 31, 2024, and 2023, were primarily attributed to general and administration expenses of $2,353 and $1,203, and professional fees of $18,026 and $16,805, respectively.

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

As of May 31, 2024, and August 31, 2023, we had the following balance sheet amounts:

	May 31,	August 31,
	2024	2023	Change
Cash	$1,017	$2,151	$(1,134)
Total Assets	1,286	2,420	(1,134)
Total Liabilities	109,688	91,503	18,185
Working Capital (Deficiency)	$(108,402)	$(89,083)	$(19,319)

As of May 31, 2024, our current and total assets were $1,286, consisting of cash of $1,017 and inventory of $269. As of August 31, 2023, our current and total assets were $2,420, consisting of cash of $2,151 and inventory of $269.

As of May 31, 2024, our total liabilities of $109,688 were all current liabilities, which consisted of accounts payable and accrued liabilities of $92,288 and due to related parties of $17,400. As of August 31, 2023, our total liabilities of $91,503 were all current liabilities, which consisted of $74,103 accounts payable and due to related parties of $17,400.

Working Capital

The following table presents our working capital (deficit) position as of May 31, 2024, and August 31, 2023:

	As of	As of
	May 31,	August 31,
	2024	2023
Current Assets	$1,286	$2,420
Current Liabilities	109,688	91,503
Working Capital (Deficiency)	$(108,402)	$(89,083)

As of May 31, 2024, we had a working capital deficiency of $108,402 compared to working capital deficiency of $89,083 as of August 31, 2023. As of May 31, 2024, we had current assets of $1,286 (August 31, 2023 - $2,420) and current liabilities of $109,688 (August 31, 2023 - $91,503).

Cash Flow

We fund our operations with cash generated from sales, capital contributions, debt, and issuances of shares of our Common Stock.

The following table presents our cash flow for the nine months ended May 31, 2024, and 2023:

	Nine Months Ended
	May 31,
	2024	2023
Cash used in operating activities	$(1,134)	$(5,957)
Cash provided by financing activities	-	2,200
Net change in cash for the period	$(1,134)	$(3,757)

Cash Flows from Operating Activities

For the nine months ended May 31, 2024, net cash used in operating activities was $1,134 compared to $5,957 net cash used in operating activities during the nine months ended May 31, 2023. For the nine months ended May 31, 2024, we had a net loss of $19,319, which was reduced by a change in working capital of $18,185. For the nine months ended May 31, 2023, we had a net loss of $15,120, which was reduced by a change in working capital of $9,163.

Cash Flows used in Investing Activities

During the nine months ended May 31, 2024, and 2023, we had no investing activities.

Cash Flows from Financing Activities

For the nine months ended May 31, 2024, and 2023, we received $0 and $2,200 advance from the Company’s CEO and director, respectively.

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

Concentration

 As of May 31, 2024, and August 31, 2023 and for the nine months ended May 31, 2024 and 2023, customer and supplier concentrations (more than 10%) were as follows:

Revenue

During the nine months ended May31, 2024 and 2023, four (4) customers represented 100% and seven (7) customers represented 99.27% of our revenue were accounted for more than 10% of our revenue, respectively.

Purchases

During the nine months ended May 31, 2024 and 2023, four (4) suppliers represented 100% and seven (7) suppliers represented 100% of our purchases accounted for more than 10% of our purchases, respectively.

Accounts receivable

As of May 31, 2024, and August 31, 2023, the accounts receivable balances were nil.

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

An evaluation was conducted under the supervision and with the participation of our management of the effectiveness of the design and operation of our disclosure controls and procedures as of May 31, 2024. Based on that evaluation, our management concluded that our disclosure controls and procedures were not effective as of such date to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms. Management also confirmed that there was no change in our internal control over financial reporting during the period ended May 31, 2024, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Changes in Internal Controls

There have been no changes in our internal controls over financial reporting identified in connection with the evaluation required by paragraph (d) of Securities Exchange Act Rule 13a-15 or Rule 15d-15 that occurred in the quarter ended May 31, 2024, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Pacific Sports Exchange Inc.
(Registrant)

Dated: July 11, 2024	/s/ Timothy Conte
Timothy Conte
Chief Executive Officer, President, and Director

