Form 10-K
period 2024-08-31
Pacific Sports Exchange Inc.
filed 2024-11-29
CIK 1765651

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended: August 31, 2024.

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________ to __________

Commission File Number: 000-56466

PACIFIC SPORTS EXCHANGE INC.
(Exact name of registrant as specified in its charter)

Delaware	83-1189007
(State or Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

3055 NW Yeon Ave, #236, Portland, OR 97210

(Address of principal executive offices)

(971) 279-2764

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.) Yes ☐     No ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold in a private placement conducted by the Company, as of the last business day of the registrant’s most recently completed second fiscal quarter (on February 28, 2023) was approximately $56,503.

The registrant had 14,375,000 common shares outstanding as of November 18, 2024.

PACIFIC SPORTS EXCHANGE INC.

Form 10-K

August 31, 2024

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

Management’s Discussion and Analysis is intended to be read in conjunction with the Company’s financial statements and the integral notes (“Notes”) thereto for the fiscal year ending August 31, 2024. The following statements may be forward-looking in nature and actual results may differ materially.

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

Our principal executive office is located at 3055 NW Yeon Ave, #236, Portland, OR 97210 and our telephone number is (971) 279-2764. Our corporate website is www.pacificsportsexchange.com.

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

Item 1B. Unresolved Staff Comments.

None.

Item 1C. Cybersecurity

Risk management and strategy.

None.

Governance.

The Company has cloud-based security, and their computers and servers are fire walled. In addition, the Company does not allow virtual log-in on their computers.

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

Our Common Stock is quoted via OTC Markets, Inc. “Pink Current Information.”

Securities Transfer Corporation at 2901 N Dallas Parkway, Suite 380, Plano, Texas 75093, is the registrar and transfer agent for our Common shares.

As of the date of this report there were 10 holders of record of our Common Stock.

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

Recent Sales of Unregistered Securities; Use of Proceeds from Registered Securities

None

Purchase of Equity Securities by the Issuer and Affiliated Purchasers

We did not purchase any of our shares of Common Stock or other securities during the fourth quarter of our fiscal year ended August 31, 2024.

Item 6. [Reserved]

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Results of Operations

The following summary of our results of operations should be read in conjunction with our financial statements for the years ended August 31, 2024, and 2023, which are included herein.

Our operating results for the years ended August 31, 2024, and 2023, and the changes between those periods for the respective items are summarized as follows:

	Years Ended
	August 31,
	2024	2023	Change
Revenue	$5,400	$18,794	$(13,394)
Cost of goods sold	4,270	15,289	(11,019)
Gross profit	1,130	3,505	(2,375)
Operating expenses	32,159	29,538	2,621
Net loss from operating	(31,029)	(26,033)	(4,996)
Other income	40,957	-	40,957
Net income (loss)	$9,928	$(26,033)	$35,961

During the years ended August 31, 2024, and 2023, we generated $5,400 and $18,794 revenues, respectively. The revenues are related to sales of golf carts.

We had net income of $9,928 for the year ended August 31, 2024, and net loss of $26,033 for the year ended August 31, 2023. The decrease in net loss of $35,961, was primarily due to an increase in other income of $40,957.

Cost of goods sold for the years ended August 31, 2024, and 2023, was $4,270 and $15,289, respectively. Operating expenses for the years ended August 31, 2024, and 2023, were $32,159 and $29,538, respectively.

Operating expenses during the years ended August 31, 2024, and 2023, were primarily attributed to general and administration expenses of $2,540 and $1,471 and professional fees of $29,619 and $28,067, respectively.

Other income for the year ended August 31, 2024, consisted of forgiveness of debt from third party creditors of $40,957.

Liquidity and Capital

As of August 31, 2024, we had $995 in cash, $1,264 in total assets, $80,419 in liabilities and $79,155 in working capital deficit.

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

Working Capital

The following table presents our working capital (deficit) position as at August 31, 2024, and August 31, 2023:

	As of	As of
	August 31,	August 31,
	2024	2023
Current Assets	$1,264	$2,420
Current Liabilities	80,419	91,503
Working Capital (Deficiency)	$(79,155)	$(89,083)

As of August 31, 2024, we had a working capital deficiency of $79,155 compared to a working capital deficiency of $89,083 as of August 31, 2023. As of August 31, 2024, we had current assets of $1,264 (August 31, 2023 - $2,420) and current liabilities of $80,419 (August 31, 2023 - $91,503). The reduction in working capital deficiency is primarily due to a decrease in accounts payable and accrued liabilities of $11,084 offset by a decrease in cash of $1,156.

Cash Flow

We fund our operations with cash generated from sales, capital contributions, debt, and issuances of Common Stock.

The following table presents our cash flow for the years ended August 31, 2024 and 2023:

	Years Ended
	August 31,
	2024	2023
Cash used in operating activities	$(1,156)	$(9,448)
Cash provided by financing activities	-	3,700
Net change in cash for the period	$(1,156)	$(5,748)

Cash Flows from Operating Activities

For the year ended August 31, 2024, net cash used in operating activities was $1,156 compared to $9,448 during the year ended August 31, 2023. For the year ended August 31, 2024, we had a net income of $9,928, which was decreased by a gain on forgiveness of debt of $40,957 and increased by a change in working capital of $29,873. For the year ended August 31, 2023, we had a net loss of $26,033, which was decreased by a change in working capital of $16,585.

Cash Flows from Investing Activities

During the years ended August 31, 2024, and 2023, we had no cash used in investing activities.

Cash Flows from Financing Activities

For the years ended August 31, 2024, and 2023, we received $0 and $3,700 advance from a related party for financing activities, respectively.

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

Concentration

For the years ended August 31, 2024, and 2023, customer and supplier concentrations (more than 10%) were as follows:

Revenue

During the years ended August 31, 2024, and 2023, five (5) customers represented 100% and seven (7) customers represented 86% of our revenue, respectively.

Purchases

During the years ended August 31, 2024, and 2023, five (5) suppliers represented 100% and seven (7) suppliers represented 87% of our purchases, respectively.

Accounts receivable

As of August 31, 2024, and 2023, the accounts receivable balances were nil.

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

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

None.

Item 9A. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) that are designed to ensure that information required to be disclosed by us in reports that we file under the Exchange Act is recorded, processed, summarized and reported as specified in the SEC’s rules and forms and that such information required to be disclosed by us in reports that we file under the Exchange Act is accumulated and communicated to our management, including our Treasurer, Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure. Management, with the participation of our Chief Executive Officer and Chief Financial Officer, performed an evaluation of the effectiveness of our disclosure controls and procedures as of August 31, 2024. Based on that evaluation, our management, including our Chief Executive Officer and Chief Financial Officer, concluded that our disclosure controls and procedures were not effective as of August 31, 2023, due to the material weaknesses and significant deficiencies discussed below.

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

Under the supervision of management, including our Principal Executive Officer and Principal Accounting Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and subsequent guidance prepared by the Commission specifically for smaller public companies as of August 31, 2024. Based on that evaluation, our management concluded that our internal control over financial reporting was not effective as of August 31, 2024, because it identified the following material weakness and significant deficiencies:

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

Changes in Internal Controls over Financial Reporting

There have been no changes in our internal controls over financial reporting identified in connection with the evaluation required by paragraph (d) of Securities Exchange Act Rule 13a-15 or Rule 15d-15 that occurred during the year ended August 31, 2024, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information.

None.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

Executive Officers and Directors

The following table sets forth the name, age and position of each of our executive officers and Directors as of the date of this Prospectus.

Name	Age	Position
Huang Hua Shang (1)	42	President, Chief Executive Officer, Chief Financial Officer, Secretary and sole Director
Timothy Conte (2)	78	Former President, Chief Executive Officer, Chief Financial Officer and Director
Jennifer Whitesides (2)	42	Former Secretary, Treasurer and Director

(1)	On September 23, 2024, Hang Hua Shang, was appointed as Chief Executive Officer, Chief Financial Officer, Secretary and sole Director

(2)

On September 23, 2024, Timothy Conte and Jennifer Whitesides, the previous officers resigned from all executive officer positions with the Company, including Chief Executive Officer and President, and as members of the Board.

Background of Executive Officers and Directors

The following is a brief summary of the background of each of our executive officers and Directors:

Huang Hua Shang – Mr. Huang Hua Shang attended Guangxi Yongbu Gulf University, graduated with bachelor’s degree in Logistics Management. Mr. Huang has been working at Baiyewang Logistics Co., Ltd since 2015, and was performing the role of an Accounts Executive from 2015 to 2018. From 2018 to February 2024, Mr. Huang was the Operations Director at that company. Since February 2024, Mr. Huang has been pursuing personal interests until being appointed as CEO of Pacific Sports Exchange on September 23, 2024.

Timothy Conte - Mr. Conte has a diverse background of experience. He graduated in 1967 from Bucks County Community College with a degree in business. In 1969, he completed a BS business and marketing degree from Rider University, and in 1977, he completed a business and education master’s degree from New Jersey College. In the intervening years between 1969 and 1976, Mr. Conte was a General Manager for Amaco. From 1978 until 1984, Mr. Conte owned and operated his own Auto Damage Appraising company. In 1985, Mr. Conte began teaching and worked in the Charlotte County School Board (Florida) until his retirement in 2016. Mr. Conte specialized in teaching business and math. Mr. Conte was also active in athletics at the school board, helping to coach both the men’s golf and tennis teams.

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

Board of Directors, Committees and Director Independence

We have not established any committees of our Board, nor are any of our Directors “audit committee financial experts” within the meaning of the rules of the SEC.

On September 23, 2024, Timothy Conte and Jennifer Whitesides resigned as members of the Board. On September 23, 2024, Hang Hua Shang was appointed as sole Director.

As of the date of this report on Form 10-K, our Board of Directors currently consists of one (1) Director.

Committees of the Board

Our Company does not have a nominating, compensation, or audit committee, or committees performing similar functions nor does our Company have a written nominating, compensation or audit committee charter. Our Director believes that it is not necessary to have such committees at this time because our directors can adequately perform the functions of such committees.

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

Item 11. Executive Compensation.

Summary Compensation Table

The table below summarizes all compensation awarded to, earned by, or paid to our named executive officers for all services rendered in all capacities to us for the fiscal year ended August 31, 2024 and 2023.

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Timothy Conte	2024	-	-	-	-	-	-	-	-
Former President, CEO, CFO and Director	2023	-	-	-	-	-	-	-	-

Jennifer Whitesides	2024	-	-	-	-	-	-	-	-
Former Secretary, Treasurer and Director	2023	-	-	-	-	-	-	-	-

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

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table sets forth certain information regarding beneficial ownership of our Common Stock as of November 18, 2024 (a) by each person known by us to own beneficially 5% or more of our Common Stock, (b) by each of our named executive officers and each of our directors and (c) by all executive officers and directors of the Company as a group. As of November 18, 2024, there were 14,375,000 shares of our Common Stock issued and outstanding. Unless otherwise noted, we believe that all persons named in the table have sole voting and investment power with respect to all the shares beneficially owned by them.

Name and Address of Beneficial Owner	Common Shares Beneficially Owned	Percentage of Common Shares Beneficially Owned
Alpine Elite Holdings, Ltd Erhard-Stangl-Ring 14 , Lengdorf, 84435, Germany	10,000,000 shares of Common Stock	69.57%
Directors and Executive Officers as a Group	10,000,000 shares of Common Stock	69.57%

Effective September 23, 2024, Timothy Conte and Jennifer Whitesides, the previous officers and directors and majority shareholders of the Company, entered into a stock purchase agreement for the sale of an aggregate of 10,000,000 shares of Common Stock of the Company to Alpine Elite Holdings Ltd.

Alpine Elite Holdings Ltd. is a entity under common control by current the Company’s CEO and CFO.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

The Company does not own or lease property or lease office space. The office space used by the Company was arranged by an officer of the Company to use at no charge.

There have been no additional transactions since the beginning of the Company’s last fiscal year, nor any proposed transactions in which the Company was or is to be a participant that are required to be disclosed under Item 404 of Regulation S-K.

During the years ended August 31, 2024, and 2023, the Company received a loan of $0 and $3,700 from the Company’s CEO and Director, respectively. The amount is unsecured, non-interest bearing, due on demand and has not been formalized by a promissory note. As of August 31, 2024, and 2023, the Company owed $17,400 and $17,400 to the Company’s CEO and Director, respectively.

Item 14. Principal Accounting Fees and Services.

The following table shows the fees that were billed for the audit and other services provided by our independent auditors for the fiscal years ended August 31, 2024, and 2023, respectively.

	2024	2023

Audit Fees	$11,000	$11,000
Audit-Related Fees	-	-
Tax Fees	-	-
All Other Fees	-	-
Total	$11,000	$11,000

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

Pacific Sports Exchange Inc.
(Registrant)

Dated: November 29, 2024	/s/ Huang Hua Shang
Huang Hua Shang
Chief Executive Officer, President, and Director

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

Pacific Sports Exchange, Inc.

Opinion on the Financial Statements

We have audited the accompanying balance sheets of Pacific Sports Exchange, Inc. (the “Company”) as of August 31, 2024 and 2023, the related statements of operations, changes in stockholders’ deficit, and cash flows for the years then ended, and the related notes (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company at August 31, 2024 and 2023, and the results of its operations and its cash flows for the years ended August 31, 2024 and 2023, in conformity with the U.S. generally accepted accounting principles in the United States of America.

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

Diamond Bar, California

November 28, 2024

PACIFIC SPORTS EXCHANGE INC.

BALANCE SHEETS

	As of	As of
	August 31,	August 31,
	2024	2023
Assets
Current Assets
Cash	$995	$2,151
Inventory	269	269
Total Current Assets	1,264	2,420

Total Assets	$1,264	$2,420

Liabilities and Stockholders' Deficit
Current Liabilities
Accounts payable and accrued liabilities	$63,019	$74,103
Due to related parties	17,400	17,400
Total Current Liabilities	80,419	91,503

Stockholders' Deficit
Preferred stock: 20,000,000 shares authorized; $0.001 par value; no shares issued and outstanding	-	-
Common stock: 200,000,000 shares authorized; $0.001 par value; 14,375,000 shares issued and outstanding, respectively.	14,375	14,375
Additional paid-in capital	62,691	62,691
Accumulated deficit	(156,221)	(166,149)
Total Stockholders' Deficit	(79,155)	(89,083)

Total Liabilities and Stockholders' Deficit	$1,264	$2,420

The accompanying notes are an integral part of these financial statements.

PACIFIC SPORTS EXCHANGE INC.

STATEMENTS OF OPERATIONS

	Years Ended
	August 31,
	2024	2023

Revenues	$5,400	$18,794
Cost of goods sold	(4,270)	(15,289)
Gross profit	1,130	3,505
Operating Expenses
General and administrative	2,540	1,471
Professional fees	29,619	28,067
Total operating expenses	32,159	29,538

Loss from operations	(31,029)	(26,033)
Other income
Gain on extinguishment of debt	40,957	-
Total other income	40,957	-

Income (Loss) before income taxes	9,928	(26,033)

Provision for income taxes	-	-
Net income (loss)	$9,928	$(26,033)
Basic and diluted income (loss) per common share	$0.001	$(0.002)
Basic and diluted weighted average common shares outstanding	14,375,000	14,375,000

The accompanying notes are an integral part of these financial statements.

PACIFIC SPORTS EXCHANGE INC.

STATEMENT OF CHANGES IN STOCKHOLDERS’ DEFICIT

			Additional
	Common Stock		Paid in	Accumulated
	Shares	Amount	Capital	Deficit	Total

Balance - August 31, 2022	14,375,000	$14,375	$62,691	$(140,116)	$(63,050)
Net loss	-	-	-	(26,033)	(26,033)
Balance - August 31, 2023	14,375,000	14,375	62,691	(166,149)	(89,083)
Net income	-	-	-	9,928	9,928
Balance - August 31, 2024	14,375,000	$14,375	$62,691	$(156,221)	$(79,155)

The accompanying notes are an integral part of these financial statements.

PACIFIC SPORTS EXCHANGE INC.

STATEMENTS OF CASH FLOWS

	Years Ended
	August 31,
	2024	2023

Cash Flows from Operating Activities
Net income (loss)	$9,928	$(26,033)
Adjustments to reconcile net loss to net cash used in operating activities:
Gain on extinguishment of debt	(40,957)
Changes in operating assets and liabilities:
Inventory	-	268
Accounts payable and accrued liabilities	29,873	16,317
Net cash used in operating activities	(1,156)	(9,448)

Cash Flows from Financing Activities
Proceeds from related party	-	3,700
Net cash provided by financing activities	-	3,700

Net change in cash for the period	(1,156)	(5,748)
Cash at beginning of period	2,151	7,899
Cash at end of period	$995	$2,151

Supplemental Cash Flow Information:
Cash paid for income taxes	$-	$-
Cash paid for interest	$-	$-

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

Changes in Control

Effective September 23, 2024, Timothy Conte and Jennifer Whitesides, the previous officers and directors and majority shareholders of the “Company, entered into a stock purchase agreements for the sale of an aggregate of 10,000,000 shares of Common Stock of the Company, representing approximately 70% of the issued and outstanding shares of Common Stock of the Company as of such date, to Alpine Elite Holdings Ltd., and as such it is able to unilaterally control the election of our board of directors, all matters upon which shareholder approval is required and, ultimately, the direction of our Company.

On September 6, 2024, Mr. Conte and Ms. Whitesides resigned from all executive officer positions with the Company, including Chief Executive Officer and President, and as members of the Board, and Huang Hua Shang was appointed as Chief Executive Officer, Chief Financial Officer, Secretary and sole Director.

Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the realization of assets and the liquidation of liabilities in the normal course of business. As of August 31, 2024, the Company has an accumulated deficit of $156,221 and has earned nominal operating revenues.

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

Cash and Cash Equivalents

Cash and cash equivalents include cash in banks, money market funds, and certificates of term deposits with maturities of less than three months from inception, which are readily convertible to known amounts of cash and which, in the opinion of management, are subject to an insignificant risk of loss in value. The Company had $995 and $2,151 in cash as of August 31, 2024, and 2023, respectively.

Accounts Receivable and Allowance for Uncollectible Accounts

Trade accounts receivable are recorded at the invoiced amount and do not bear interest. The allowance for doubtful accounts is the Company’s best estimate of the amount of probable credit losses in its existing accounts receivable. The Company maintains allowances for doubtful accounts for estimated losses resulting from the inability of its customers to make the required payments for services. Accounts with known financial issues are first reviewed and specific estimates are recorded. The remaining accounts receivable balances are then grouped in categories by the number of days the balance is past due, and the estimated loss is calculated as a percentage of the total category based upon past history. Account balances are charged against the allowance when it is probable that the receivable will not be recovered. The Company had no accounts receivable or allowance for doubtful accounts at August 31, 2024, or 2023.

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

Net Loss Per Share of Common Stock

The Company has adopted ASC Topic 260, Earnings per Share (“EPS”), which requires presentation of basic and diluted EPS on the face of the statement of operations for all entities with complex capital structures and requires a reconciliation of the numerator and denominator of the EPS computation. In the accompanying financial statements, basic earnings (loss) per share is computed by dividing net loss by the weighted average number of shares of Common Stock outstanding during the period. Potentially dilutive securities (such as warrants, options, convertible Preferred Stock, and convertible debt) are excluded from the computation of dilutive earnings (loss) per share when their effect would be anti-dilutive. The Company has no potentially dilutive securities currently issued and outstanding, so basic and dilutive loss per share is the same.

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

Related Parties

The Company follows ASC 850, Related Party Disclosures, for the identification of related parties and disclosure of related party transactions.

Financial Instruments and Fair Value Measurements

The Company follows ASC 820, Fair Value Measurements and Disclosures, which defines fair value as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date.

Fair value estimates discussed herein are based upon certain market assumptions and pertinent information available to management as of August 31, 2024, and 2023. The carrying values of our financial instruments, including cash and cash equivalents, prepaid expenses, and accounts payable, approximate their fair values due to the short-term maturities of these financial instruments.

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

Concentrations

During the years ended August 31, 2024, and 2023, revenue was comprised of two sales channels, over the Internet (ebay.com) and direct resale, to unrelated third parties. These sales channels represented 100% of the revenues of the Company for the years ended August 31, 2024 and 2023.

NOTE 3 – RELATED PARTY TRANSACTIONS

In support of the Company’s efforts and cash requirements, it may rely on advances from related parties until such a time that the Company can support its operations or attain adequate financing through sales of its equity or traditional debt financing. There is no formal written commitment for continued support by shareholders.

During the years ended August 31, 2024, and 2023, the Company received a loan of $0 and $3,700 from the Company’s now former CEO and Director, respectively. The amount is unsecured, non-interest bearing, due on demand and has not been formalized by a promissory note. As of August 31, 2024, and 2023, the Company owed $17,400 and $17,400 respectively to the Company’s now former CEO and Director.

NOTE 4 – EQUITY

Preferred Stock

The Company has authorized 20,000,000 shares of Preferred Stock with a par value of $0.001 per share. No Preferred Stock was issued or outstanding as of August 31, 2024, and 2023.

Common Stock

The Company has authorized 200,000,000 shares of Common Stock with a par value of $0.001 per share. Each Common share entitles the holder to one vote, in person or proxy, on any matter on which action of the stockholders of the corporation is sought.

As of August 31, 2024, and 2023, the Company had 14,375,000 shares of Common Stock issued and outstanding.

NOTE 5 – OTHER INCOME

For the year ended August 31, 2024, other income mainly consisted of forgiveness of debt from a third party creditor of $40,957.

NOTE 6 – PROVISION FOR INCOME TAXES

The Company provides for income taxes under ASC 740, Income Taxes. Under the asset and liability method of ASC 740, deferred tax assets and liabilities are recorded based on the differences between the financial statement and tax basis of assets and liabilities and the tax rates in effect when these differences are expected to reverse. A valuation allowance is provided for certain deferred tax assets if it is more likely than not that the Company will not realize tax assets through future operations.

The provision for income taxes differs from the amounts which would be provided by applying the statutory federal income tax rate of 21% to the net loss before provision for income taxes for the following reasons:

	Years Ended
	August 31,	August 31,
	2024	2023
Income tax (benefit) at statutory rate	$2,085	$(5,467)
Valuation allowance	(2,085)	5,467
Provision for income taxes	$-	$-

Net deferred tax assets consist of the following components as of:

	August 31,	August 31,
	2024	2023
Net Operating Losses Carryover	$32,807	$34,892
Valuation allowance	(32,807)	(34,892)
Net deferred tax asset	$-	$-

As of August 31, 2024, the Company had approximately $156,221 of net operating losses (“NOL”) carried forward to offset taxable income in future years which expire commencing in fiscal 2039. NOLs generated in tax years prior to August 31, 2018, can be carried forward for twenty (20) years and NOLs generated after August 31, 2018, can be carried forward indefinitely. NOL carry forwards may be subject to an annual limitation due to ownership change limitations that may have occurred or that could occur in the future, as required by Section 382 of the Internal Revenue Code of 1986, as amended (the “Code”). These ownership changes may limit the amount of the NOL carry forwards that can be utilized annually to offset future taxable income and tax, respectively. In general, an “ownership change” as defined by Section 382 of the Code results from a transaction or series of transactions over a three-year period resulting in an ownership change of more than 50 percentage points of the outstanding stock of a company by certain stockholders.

Tax returns for the years ended 2018 to 2023 and 2024 are subject to review by the tax authorities. The Company has no liabilities related to uncertain tax positions or unrecognized benefits as of the year ended August 31, 2024. The Company has not accrued interest or penalties associated with unrecognized tax liabilities.

NOTE 7 – CONCENTRATION

For the years ended August 31, 2024, and 2023, customer and supplier concentrations (more than 10%) were as follows:

Revenue

During the years ended August 31, 2024, and 2023, five (5) customers represented 100% and seven (7) customers represented 86% of our revenue, respectively.

Purchases

During the years ended August 31, 2024, and 2023, five (5) suppliers represented 100% and seven (7) suppliers represented 87% of our purchases, respectively.

Accounts receivable

As of August 31, 2024, and 2023, the accounts receivable balances were nil.

NOTE 8 - SUBSEQUENT EVENTS

Changes in Control

Effective September 23, 2024, Timothy Conte and Jennifer Whitesides, the previous officers and Directors and majority shareholders of the Company, entered into a stock purchase agreements for the sale of an aggregate of 10,000,000 shares of Common Stock of the Company, representing approximately 70% of the issued and outstanding shares of Common Stock of the Company as of such date, to Alpine Elite Holdings Ltd., and as such it is able to unilaterally control the election of our Board of Directors, all matters upon which shareholder approval is required and, ultimately, the direction of our Company.

On September 6, 2024, Mr. Conte and Ms. Whitesides resigned from all executive officer positions with the Company, including Chief Executive Officer and President, and as members of the Board, and Huang Hua Shang was appointed as Chief Executive Officer, Chief Financial Officer, Secretary and sole Director.

The Company has evaluated events occurring subsequent to August 31, 2024, through the issuance of the financial statements and determined that there are no additional events requiring disclosure.

