Form 10-Q
period 2024-11-30
Pacific Sports Exchange Inc.
filed 2025-01-13
CIK 1765651

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: November 30, 2024

Or

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________ to __________

Commission File Number: 000-56466

PACIFIC SPORTS EXCHANGE INC.
(Exact name of registrant as specified in its charter)

Delaware	83-1189007
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

3055 NW Yeon Ave, #236, Portland, OR	97210
(Address of principal executive offices)	(Zip Code)

(971) 279-2764

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 14,375,000 shares of Common Stock issued and outstanding as of January 6, 2025.

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

Any statement that express or involve discussions with respect to predictions, expectations, beliefs, plans, projections, objectives, assumptions or future events or performance (often, but not always using words or phrases such as “believes”, “expects” or “does not expect”, “is expected”, “anticipates” or “does not anticipate”, “plans”, “estimates”, or “intends”, or stating that certain actions, events or results “may” or “could”, “would”, “might” or “will” be taken, occur or be achieved) are not statements of historical fact and may be forward-looking statements. Forward-looking statements are subject to a variety of known and unknown risks, uncertainties and other factors which could cause actual events or results to differ from those expressed or implied by the forward-looking statements.

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

Management’s Discussion and Analysis is intended to be read in conjunction with the Company’s financial statements and the integral notes (“Notes”) thereto for the period ending November 30, 2024. The following statements may be forward-looking in nature and actual results may differ materially.

3

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

INTERIM FINANCIAL STATEMENTS

For the Three Months Ended November 30, 2024

(Unaudited)

 PACIFIC SPORTS EXCHANGE INC.

BALANCE SHEETS

(UNAUDITED)

	As of	As of
	November 30,	August 31,
	2024	2024
Assets
Current Assets
Cash	$20	$995
Inventory	1,169	269
Total Current Assets	1,189	1,264

Total Assets	$1,189	$1,264

Liabilities and Stockholders' Deficit
Current Liabilities
Accounts payable and accrued liabilities	$10,788	$63,019
Due to related party	3,550	17,400
Total Current Liabilities	14,338	80,419

Stockholders' Deficit
Preferred stock: 20,000,000 shares authorized; $0.001 par value; no shares issued and outstanding	-	-
Common stock: 200,000,000 shares authorized; $0.001 par value; 14,375,000 shares issued and outstanding, respectively.	14,375	14,375
Additional paid-in capital	136,514	62,691
Accumulated deficit	(164,038)	(156,221)
Total Stockholders' Deficit	(13,149)	(79,155)

Total Liabilities and Stockholders' Deficit	$1,189	$1,264

The accompanying notes are an integral part of these unaudited condensed financial statements.

PACIFIC SPORTS EXCHANGE INC.

STATEMENTS OF OPERATIONS

(UNAUDITED)

	Three Months Ended
	November 30,
	2024	2023

Revenues	$-	$2,300
Cost of goods sold	-	(1,740)
Gross profit	-	560
Operating Expenses
General and administrative	226	296
Professional fees	7,591	5,898
Total operating expenses	7,817	6,194

Loss from operations	(7,817)	(5,634)

Loss before income taxes	(7,817)	(5,634)

Provision for income taxes	-	-
Net loss	$(7,817)	$(5,634)
Basic and diluted loss per common share	$(0.00)	$(0.00)
Basic and diluted weighted average common shares outstanding	14,375,000	14,375,000

The accompanying notes are an integral part of these unaudited condensed financial statements.

PACIFIC SPORTS EXCHANGE INC.

STATEMENT OF CHANGES IN STOCKHOLDERS’ DEFICIT

(UNAUDITED)

For the Three Months Ended November 30, 2024

			Additional
	Common Stock		Paid-in	Accumulated
	Shares	Amount	Capital	Deficit	Total

Balance - August 31, 2024	14,375,000	$14,375	$62,691	$(156,221)	$(79,155)
Forgiveness of related party loan	-	-	73,823	-	73,823
Net loss	-	-	-	(7,817)	(7,817)
Balance - November 30, 2024	14,375,000	$14,375	$136,514	$(164,038)	$(13,149)

 For the Three Months Ended November 30, 2023

			Additional
	Common Stock		Paid-in	Accumulated
	Shares	Amount	Capital	Deficit	Total

Balance - August 31, 2023	14,375,000	$14,375	$62,691	$(166,149)	$(89,083)
Net loss	-	-	-	(5,634)	(5,634)
Balance - November 30, 2023	14,375,000	$14,375	$62,691	$(171,783)	$(94,717)

The accompanying notes are an integral part of these unaudited condensed financial statements.

PACIFIC SPORTS EXCHANGE INC.

STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Three Months Ended
	November 30,
	2024	2023

Cash Flows from Operating Activities
Net loss	$(7,817)	$(5,634)
Changes in operating assets and liabilities:
Inventory	(900)	-
Accounts payable and accrued liabilities	(52,231)	5,373
Related party advances funding operations	59,973	-
Net cash used in operating activities	(975)	(261)

Net change in cash for the period	(975)	(261)
Cash at beginning of period	995	2,151
Cash at end of period	$20	$1,890

Supplemental Cash Flow Information:
Cash paid for income taxes	$-	$-
Cash paid for interest	$-	$-

Non-Cash Investing and Financing Activities
Related party due, forgiveness	$73,823	$-

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

Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the realization of assets and the liquidation of liabilities in the normal course of business. As of November 30, 2024, the Company has an accumulated deficit of $164,038 and did not earn operating revenues.

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

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying unaudited financial statements have been prepared in accordance with GAAP for interim financial statements and with the instructions to Form 10-Q and Article 8 of Regulation S-X of the United States Securities and Exchange Commission (“SEC”). Accordingly, they do not contain all the information and footnotes required by GAAP for annual financial statements. In the opinion of the Company’s management, the accompanying unaudited financial statements contain all the adjustments necessary (consisting only of normal recurring accruals) to present the financial position of the Company as of November 30, 2024, and the results of operations and cash flows for the periods presented. The results of operations for the period ended November 30, 2024, are not necessarily indicative of the operating results for the full fiscal year or any future period. These unaudited financial statements should be read in conjunction with the financial statements and related notes thereto included in the Company’s Annual Report on Form 10-K for the year ended August 31, 2024, filed with the SEC on November 29, 2024.

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

Cash and Cash Equivalents

Cash and cash equivalents include cash in banks, money market funds, and certificates of term deposits with maturities of less than three months from inception, which are readily convertible to known amounts of cash and which, in the opinion of management, are subject to an insignificant risk of loss in value. The Company had $20 and $995 in cash as of November 30,2024 and August 31, 2024, respectively.

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

During the three months ended November 30, 2024, and 2023, the Company’s former CEO and Director advanced to the Company an amount of $56,424 and $0 by paying operating expenses on behalf of the Company, respectively.

During the three months ended November 30, 2024, the Company’s shareholder advanced to the Company an amount of $3,550 by paying for operating expenses on behalf of the Company.

Pursuant to a change in control dated September 23, 2024, the Company’s former CEO and Director forgave the outstanding balance of $73,823.

As of November 30, 2024 and August 31,2024, the Company was obligated to the former CEO and Director for a balance of $0 and $17,400, which was unsecured, non-interest-bearing and due on demand. Pursuant to a change in control dated September 23, 2024, the Company’s former CEO and Director forgave the outstanding balance of $73,823.

As of November 30, 2024, the Company was obligated to the current shareholder for a balance of $3,550, which is unsecured, non-interest-bearing and due on demand and has not been formalized by a promissory note.

NOTE 4 – EQUITY

Preferred Stock

The Company has authorized 20,000,000 shares of Preferred Stock with a par value of $0.001 per share. No preferred stock was issued or outstanding as of November 30,2024 and August 31, 2024.

Common Stock

The Company has authorized 200,000,000 shares of Common Stock with a par value of $0.001 per share. Each common share entitles the holder to one vote, in person or proxy, on any matter on which action of the stockholders of the Corporation is sought.

As of November 30,2024, and August 31,2024, the Company had 14,375,000 shares of Common Stock issued and outstanding.

NOTE 5 – CONCENTRATION

As of November 30,2024, and August 31,2024 and for the three months ended November 30,2024 and 2023, customer and supplier concentrations (more than 10%) were as follows:

Revenue

During the three months ended November 30, 2024, the Company did not earn revenue. During the three months ended November 30, 2023, two (2) customers represented 100% of our revenue of which each  accounted for more than 10% of our revenue.

Purchases

During the three months ended November 30,2024 and 2023, one (1) supplier represented 100% and two (2) suppliers represented 100% of our purchases of which each accounted for more than 10% of our purchases, respectively.

Accounts receivable

As of November 30,2024, and August 31,2024, the accounts receivable balances were nil.

NOTE 6- SUBSEQUENT EVENTS

The Company has evaluated events occurring subsequent to November 30, 2024, through the issuance of the financial statements and determined that there are no additional events requiring disclosure

Item 2. Management’s Discussion and Analysis of Financial Condition or Plan of Operation

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

Our principal executive office is located at 3055 NW Yeon Ave, #236, Portland , OR 97210 and our telephone number is (971) 279-2764. Our corporate website is www.pacificsportsexchange.com.

We have not been subject to any bankruptcy, receivership, or similar proceeding. We do not have any subsidiaries.

Changes in Control

Effective September 23, 2024, Timothy Conte and Jennifer Whitesides, the previous officers and Directors and majority shareholders of the Company, entered into stock purchase agreements for the sale of an aggregate of 10,000,000 shares of Common Stock of the Company, representing approximately 70% of the issued and outstanding shares of Common Stock of the Company as of such date, to Alpine Elite Holdings Ltd., and as such Alpine Elite Holdings Ltd. is able to unilaterally control the election of our Board of Directors, all matters upon which shareholder approval is required and, ultimately, the direction of our Company.

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

The  Company has experience in both the sports of tennis and golf, and through this experience have identified high-value, high-margin equipment that resells profitably to both international and domestic customers. The goal is to create a unique supply chain that targets niche, valued products and their buyers. Serious golfers and tennis players are very particular about their equipment and will go to considerable lengths to secure what they are looking for in a quest to improve their game; this customer is our prime target market, and our marketing approach will be to create a relationship (wherever possible) with this customer and become their ongoing equipment supplier through social media and electronic outreach.

Results of Operations

The following summary of our results of operations should be read in conjunction with our unaudited financial statements for the three months ended November 30, 2024, and 2023, which are included herein.

Three months ended November 30, 2024, compared to three months ended November 30, 2023.

	Three Months Ended
	November 30,
	2024	2023	Change
Revenue	$-	$2,300	$(2,300)
Cost of goods sold	-	1,740	(1,740)
Gross profit	-	560	(560)
Operating expenses	7,817	6,194	1,623
Net loss	$(7,817)	$(5,634)	$(2,183)

Net loss was $7,817 for the three months ended November 30, 2024, and $5,634 net loss for the three months ended November 30, 2023. The increase in net loss from $5,634 for the three months ended November 30, 2023, to $7,817 net loss for the three months ended November 30, 2024, was primarily due to a decrease in gross profit of $560 and an increase in operating expenses of $1,623.

Revenue for the three months ended November 30,2024 and 2023, was $0 and $2,300, respectively.

Cost of goods sold for the three months ended November 30, 2024, and 2023, was $0 and $1,740, respectively.

Operating expenses for the three months ended November 30, 2024, and 2023, were $7,817 and $6,194, respectively. Operating expenses during the three months ended November 30, 2024, and 2023, were primarily attributed to general and administration expenses of $226 and $296, and professional fees of $7,591 and $5,898, respectively.

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

As of November 30, 2024, and August 31, 2024, we had the following balance sheet amounts:

	November 30,	August 31,
	2024	2024	Change
Cash	$20	$995	$(975)
Total Assets	1,189	1,264	(75)
Total Liabilities	14,338	80,419	(66,081)
Working Capital (Deficiency)	$(13,149)	$(79,155)	$66,006

As of November 30, 2024, our current and total assets were $1,189, consisting of cash of $20 and inventory of $1,169. As of August 31, 2024, our current and total assets were $1,264, consisting of cash of $995 and inventory of $269.

As of November 30, 2024, our total liabilities of $14,338 were all current liabilities, which consisted of accounts payable and accrued liabilities of $10,788 and due to related party of $3,550 As of August 31, 2024, our total liabilities of $80,419 were all current liabilities, which consisted of $63,019 accounts payable and accrued liabilities and due to related party of $17,400.

During the three months ended November 30, 2024, pursuant to a change in control dated September 23, 2024, the Company’s former CEO and Director forgave the outstanding balance of $73,823 and it was recorded in additional paid in capital.

Working Capital

The following table presents our working capital (deficit) position as of November 30, 2024, and August 31, 2024:

	As of	As of
	November 30,	August 31,
	2024	2024
Current Assets	$1,189	$1,264
Current Liabilities	14,338	80,419
Working Capital (Deficiency)	$(13,149)	$(79,155)

As of November 30, 2024, we had a working capital deficiency of $13,149 compared to working capital deficiency of $79,155 as of August 31, 2024. As of November 30, 2024, we had current assets of $1,189 (compared to $1,264 at August 31, 2024) and current liabilities of $14,338 (compared to $80,419 at August 31, 2024).

Cash Flow

We fund our operations with cash generated from sales, capital contributions, debt, issuances of shares of Common Stock and loans from our shareholders.

The following table presents our cash flow for the three months ended November 30, 2024, and 2023:

	Three Months Ended
	November 30,
	2024	2023
Cash used in operating activities	$(975)	$(261)
Cash provided by financing activities	-	-
Net change in cash for the period	$(975)	$(261)

Cash Flows from Operating Activities

For the three months ended November 30, 2024, net cash used in operating activities was $975 compared to $261 net cash used in operating activities during the three months ended November 30, 2023. For the three months ended November 30, 2024, we had a net loss of $7,817, which was increased by an increase in inventory of $900, a decrease in accounts payable and accrued liabilities of $52,231 and reduced by an increase in related parties of $59,973 for advances funding operation expense.

For the three months ended November 30, 2023, we had a net loss of $5,634 which was reduced by an increase in accounts payable and accrued liabilities of $5,373.

Cash Flows used in Investing Activities

During the three months ended November 30, 2024, and 2023, we had no investing activities.

Cash Flows from Financing Activities

During the three months ended November 30, 2024, and 2023, we had no financing activities.

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

Concentration

As of November 30, 2024, and August 31, 2024, and for the three months ended November 30, 2024 and 2023, customer and supplier concentrations (more than 10%) were as follows:

•	Revenue

During the three months ended November 30, 2024, the Company did not earn revenue. During the three months ended November 30, 2023, two (2) customers represented 100% of our revenue of which each accounted for more than 10% of our revenue.

•	Purchases

During the three months ended November 30, 2024 and 2023, one (1) supplier represented 100% and two (2) suppliers represented 100% of our purchases of which each accounted for more than 10% of our purchases, respectively.

•	Accounts receivable

As of November 30,2024, and August 31,2024, the accounts receivable balances were nil.

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

An evaluation was conducted under the supervision and with the participation of our management of the effectiveness of the design and operation of our disclosure controls and procedures as of November 30, 2024. Based on that evaluation, our management concluded that our disclosure controls and procedures were not effective as of such date to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms. Management also confirmed that there was no change in our internal control over financial reporting during the period ended November 30, 2024, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Changes in Internal Controls

There have been no changes in our internal controls over financial reporting identified in connection with the evaluation required by paragraph (d) of Securities Exchange Act Rule 13a-15 or Rule 15d-15 that occurred in the quarter ended November 30, 2024, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Pacific Sports Exchange Inc.
(Registrant)

Dated: January 13, 2025	/s/ Huang Hua Shang
Huang Hua Shang
Chief Executive Officer, President, and Director

