Form 10-Q
period 2025-02-28
Pacific Sports Exchange Inc.
filed 2025-04-10
CIK 1765651

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: February 28, 2025

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 14,375,000 shares of Common Stock issued and outstanding as of March 7, 2025.

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

Management’s Discussion and Analysis is intended to be read in conjunction with the Company’s financial statements and the integral notes (“Notes”) thereto for the period ending February 28, 2025. The following statements may be forward-looking in nature and actual results may differ materially.

3

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

INTERIM FINANCIAL STATEMENTS

For the Six Months Ended February 28, 2025

(Unaudited)

PACIFIC SPORTS EXCHANGE INC.

BALANCE SHEETS

(UNAUDITED)

	As of	As of
	February 28,	August 31,
	2025	2024
Assets
Current Assets
Cash	$1,972	$995
Inventory	269	269
Total Current Assets	2,241	1,264

Total Assets	$2,241	$1,264

Liabilities and Stockholders' Deficit
Current Liabilities
Accounts payable and accrued liabilities	$5,074	$63,019
Due to related parties	17,489	17,400
Total Current Liabilities	22,563	80,419

Stockholders' Deficit
Preferred stock: 20,000,000 shares authorized; $0.001 par value; no shares issued and outstanding	-	-
Common stock: 200,000,000 shares authorized; $0.001 par value; 14,375,000 shares issued and outstanding, respectively.	14,375	14,375
Additional paid-in capital	136,514	62,691
Accumulated deficit	(171,211)	(156,221)
Total Stockholders' Deficit	(20,322)	(79,155)

Total Liabilities and Stockholders' Deficit	$2,241	$1,264

The accompanying notes are an integral part of these unaudited condensed financial statements.

PACIFIC SPORTS EXCHANGE INC.

STATEMENTS OF OPERATIONS

(UNAUDITED)

	Three Months Ended		Six Months Ended
	February 28,	February 29	February 28,	February 29
	2025	2024	2025	2024

Revenues	$2,000	$1,100	$2,000	$3,400
Cost of goods sold	(900)	(800)	(900)	(2,540)
Gross profit	1,100	300	1,100	860
Operating Expenses
General and administrative	48	162	274	458
Professional fees	8,225	6,193	15,816	12,091
Total operating expenses	8,273	6,355	16,090	12,549

Loss from operations	(7,173)	(6,055)	(14,990)	(11,689)

Loss before income taxes	(7,173)	(6,055)	(14,990)	(11,689)

Provision for income taxes	-	-	-	-
Net loss	$(7,173)	$(6,055)	$(14,990)	$(11,689)
Basic and diluted loss per common share	$(0.00)	$(0.00)	$(0.00)	$(0.00)
Basic and diluted weighted average common shares outstanding	14,375,000	14,375,000	14,375,000	14,375,000

The accompanying notes are an integral part of these unaudited condensed financial statements.

PACIFIC SPORTS EXCHANGE INC.

STATEMENT OF CHANGES IN STOCKHOLDERS’ DEFICIT

(UNAUDITED)

For the Three and Six Months Ended February 28, 2025

			Additional
	Common Stock		Paid-in	Accumulated
	Shares	Amount	Capital	Deficit	Total

Balance - August 31, 2024	14,375,000	$14,375	$62,691	$(156,221)	$(79,155)
Forgiveness of related party loan	-	-	73,823	-	73,823
Net loss	-	-	-	(7,817)	(7,817)
Balance - November 30, 2024	14,375,000	14,375	136,514	(164,038)	(13,149)
Net loss	-	-	-	(7,173)	(7,173)
Balance - February 28, 2025	14,375,000	$14,375	$136,514	$(171,211)	$(20,322)

 For the Three and Six Months Ended February 29, 2024

			Additional
	Common Stock		Paid-in	Accumulated
	Shares	Amount	Capital	Deficit	Total

Balance - August 31, 2023	14,375,000	$14,375	$62,691	$(166,149)	$(89,083)
Net loss	-	-	-	(5,634)	(5,634)
Balance - November 30, 2023	14,375,000	14,375	62,691	(171,783)	(94,717)
Net loss	-	-	-	(6,055)	(6,055)
Balance - February 29, 2024	14,375,000	$14,375	$62,691	$(177,838)	$(100,772)

The accompanying notes are an integral part of these unaudited condensed financial statements.

PACIFIC SPORTS EXCHANGE INC.

STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Six Months Ended
	February 28,	February 29
	2025	2024

Cash Flows from Operating Activities
Net loss	$(14,990)	$(11,689)
Changes in operating assets and liabilities:
Inventory	-	(800)
Accounts payable and accrued liabilities	(57,945)	10,893
Related parties’ advances funding operations	73,912	-
Net cash provided by (used in) operating activities	977	(1,596)

Net change in cash for the period	977	(1,596)
Cash at beginning of period	995	2,151
Cash at end of period	$1,972	$555

Supplemental Cash Flow Information:
Cash paid for income taxes	$-	$-
Cash paid for interest	$-	$-

Non-Cash Investing and Financing Activities
Related party due, forgiveness	$73,823	$-

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

Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the realization of assets and the liquidation of liabilities in the normal course of business. As of February 28, 2025, the Company has an accumulated deficit of $171,211and earned nominal operating revenues.

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

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying unaudited financial statements have been prepared in accordance with GAAP for interim financial statements and with the instructions to Form 10-Q and Article 8 of Regulation S-X of the United States Securities and Exchange Commission (“SEC”). Accordingly, they do not contain all the information and footnotes required by GAAP for annual financial statements. In the opinion of the Company’s management, the accompanying unaudited financial statements contain all the adjustments necessary (consisting only of normal recurring accruals) to present the financial position of the Company as of February 28, 2025, and the results of operations and cash flows for the periods presented. The results of operations for the period ended February 28, 2025, are not necessarily indicative of the operating results for the full fiscal year or any future period. These unaudited financial statements should be read in conjunction with the financial statements and related notes thereto included in the Company’s Annual Report on Form 10-K for the year ended August 31, 2024, filed with the SEC on November 29, 2024.

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

Cash and Cash Equivalents

Cash and cash equivalents include cash in banks, money market funds, and certificates of term deposits with maturities of less than three months from inception, which are readily convertible to known amounts of cash and which, in the opinion of management, are subject to an insignificant risk of loss in value. The Company had $1,972 and $995 in cash as of February 28, 2025 and August 31, 2024, respectively.

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

During the six months ended February 28, 2025, and February 29,2024, the Company’s former CEO and Director advanced to the Company an amount of $56,423 and $0 by paying operating expenses on behalf of the Company, respectively.

During the six months ended February 28, 2025, the Company’s shareholder advanced to the Company an amount of $17,489 by paying for operating expenses on behalf of the Company.

Pursuant to a change in control dated September 23, 2024, the Company’s former CEO and Director forgave the outstanding balance of $73,823.

As of February 28, 2025 and August 31, 2024, the Company was obligated to the former CEO and Director for a balance of $0 and $17,400, which was unsecured, non-interest-bearing and due on demand. Pursuant to a change in control dated September 23, 2024, the Company’s former CEO and Director forgave the outstanding balance of $73,823.

As of February 28, 2025, the Company was obligated to the current shareholder for a balance of $17,489, which is unsecured, non-interest-bearing and due on demand and has not been formalized by a promissory note.

NOTE 4 – EQUITY

Preferred Stock

The Company has authorized 20,000,000 shares of Preferred Stock with a par value of $0.001 per share. No preferred stock was issued or outstanding as of February 28, 2025 and August 31, 2024.

Common Stock

The Company has authorized 200,000,000 shares of Common Stock with a par value of $0.001 per share. Each common share entitles the holder to one vote, in person or proxy, on any matter on which action of the stockholders of the Corporation is sought.

As of February 28, 2025, and August 31, 2024, the Company had 14,375,000 shares of Common Stock issued and outstanding.

NOTE 5 – CONCENTRATION

As of February 28, 2025, and August 31, 2024 and for the six months ended February 28, 2025 and February 29, 2024, customer and supplier concentrations (more than 10%) were as follows:

Revenue

During the six months ended February 28, 2025 and February 29, 2024, one (1) customer represented 100% and three (3) customers represented 100% of our revenue of which each accounted for more than 10% of our revenue, respectively.

Purchases

During the six months ended February 28, 2025 and February 29, 2024, one (1) supplier represented 100% and four (4) suppliers represented 100% of our purchases of which each accounted for more than 10% of our purchases, respectively.

Accounts receivable

As of February 28, 2025, and August 31, 2024, the accounts receivable balances were nil.

NOTE 6- SUBSEQUENT EVENTS

The Company has evaluated events occurring subsequent to February 28, 2025, through the issuance of the financial statements and determined that there are no additional events requiring disclosure

Item 2. Management’s Discussion and Analysis of Financial Condition or Plan of Operation

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

Results of Operations

The following summary of our results of operations should be read in conjunction with our unaudited financial statements for the six months ended February 28, 2025, and February 29, 2024, which are included herein.

Three months ended February 28, 2025, compared to three months ended February 29, 2024.

	Three Months Ended
	February 28,	February 29,
	2025	2024	Change
Revenue	$2,000	$1,100	$900
Cost of goods sold	900	800	100
Gross profit	1,100	300	800
Operating expenses	8,273	6,355	1,918
Net loss	$(7,173)	$(6,055)	$(1,118)

Net loss was $7,173 for the three months ended February 28, 2025, and $6,055 net loss for the three months ended February 29, 2024. The increase in net loss from $6,055 for the three months ended February 29, 2024, to $7,173 net loss for the three months ended February 28, 2025, was primarily due to an increase in gross profit of $800 offset by   an increase in operating expenses of $1,918.

Revenue for the three months ended February 28, 2025, and February 29, 2024, was $2,000 and $1,100, respectively.

Cost of goods sold for the three months ended February 28, 2025, and February 29, 2024, was $900 and $800, respectively.

Operating expenses for the three months ended February 28, 2025, and February 29, 2024, were $8,273 and $6,355, respectively. Operating expenses during the three months ended February 28, 2025, and February 29, 2024, were primarily attributed to general and administration expenses of $48 and $162, and professional fees of $8,225 and $6,193, respectively.

Six months ended February 28, 2025, compared to three months ended February 29, 2024.

	Six Months Ended
	February 28,	February 29,
	2025	2024	Change
Revenue	$2,000	$3,400	$(1,400)
Cost of goods sold	900	2,540	(1,640)
Gross profit	1,100	860	240
Operating expenses	16,090	12,549	3,541
Net loss	$(14,990)	$(11,689)	$(3,301)

Net loss was $14,990 for the six months ended February 28, 2025, and $11,689 net loss for the six months ended February 29, 2024. The increase in net loss from $11,689 for the six months ended February 29, 2024, to $14,990 net loss for the six months ended February 28, 2025, was primarily due to an increase in gross profit of $240 offset by   an increase in operating expenses of $3,541.

Revenue for the six months ended February 28, 2025, and February 29, 2024, was $2,000 and $3,400, respectively.

Cost of goods sold for the six months ended February 28, 2025, and February 29, 2024, was $900 and $2,540, respectively.

Operating expenses for the six months ended February 28, 2025, and February 29, 2024, were $16,090 and $12,549, respectively. Operating expenses during the six months ended February 28, 2025, and February 29, 2024, were primarily attributed to general and administration expenses of $274 and $458, and professional fees of $15,816 and $12,091, respectively.

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

As of February 28, 2025, and August 31, 2024, we had the following balance sheet amounts:

	February 28,	August 31,
	2025	2024	Change
Cash	$1,972	$995	$977
Total Assets	2,241	1,264	977
Total Liabilities	22,563	80,419	(57,856)
Working Capital (Deficiency)	$(20,322)	$(79,155)	$58,833

As of February 28, 2025, our current and total assets were $2,241, consisting of cash of $1,972 and inventory of $269. As of August 31, 2024, our current and total assets were $1,264, consisting of cash of $995 and inventory of $269.

As of February 28, 2025, our total liabilities of $22,563 were all current liabilities, which consisted of accounts payable and accrued liabilities of $5,074 and due to related party of $17,489 As of August 31, 2024, our total liabilities of $80,419 were all current liabilities, which consisted of $63,019 accounts payable and accrued liabilities and due to related party of $17,400.

During the six months ended February 28, 2025, pursuant to a change in control dated September 23, 2024, the Company’s former CEO and Director forgave the outstanding balance of $73,823 and it was recorded in additional paid in capital.

Working Capital

The following table presents our working capital (deficit) position as of February 28, 2025, and August 31, 2024:

	As of	As of
	February 28,	August 31,
	2025	2024
Current Assets	$2,241	$1,264
Current Liabilities	22,563	80,419
Working Capital (Deficiency)	$(20,322)	$(79,155)

As of February 28, 2025, we had a working capital deficiency of $20,322 compared to working capital deficiency of $79,155 as of August 31, 2024. As of February 28, 2025, we had current assets of $2,241 (compared to $1,264 at August 31, 2024) and current liabilities of $22,563 (compared to $80,419 at August 31, 2024).

Cash Flow

We fund our operations with cash generated from sales, capital contributions, debt, issuances of shares of Common Stock and loans from our shareholders.

The following table presents our cash flow for the six months ended February 28, 2025, and February 29, 2024:

	Six Months Ended
	February 28,	February 29,
	2025	2024
Cash (used in) provided by operating activities	$977	$(1,596)
Cash provided by financing activities	-	-
Net change in cash for the period	$977	$(1,596)

Cash Flows from Operating Activities

For the six months ended February 28, 2025, net cash provided by operating activities was $977 compared to $1,596 net cash used in operating activities during the six months ended February 29, 2024. For the six months ended February 28, 2025, we had a net loss of $14,990, which was increased by a decrease in accounts payable and accrued liabilities of $57,945 and reduced by an increase in related parties of $73,912 for advances funding operation expense.

For the six months ended February 29, 2024, we had a net loss of $11,689 which was increased by an increase in inventory of $800 and reduced by an increase in accounts payable and accrued liabilities of $10,893.

Cash Flows used in Investing Activities

During the six months ended February 28, 2025, and February 29, 2024, we had no investing activities.

Cash Flows from Financing Activities

During the six months ended February 28, 2025, and February 29, 2024, we had no financing activities.

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

Concentration

As of February 28, 2025, and August 31, 2024 and for the six months ended February 28, 2025 and February 29, 2024, customer and supplier concentrations (more than 10%) were as follows:

Revenue

During the six months ended February 28, 2025 and February 29, 2024, one (1) customer represented 100% and three (3) customers represented 100% of our revenue of which each accounted for more than 10% of our revenue, respectively.

Purchases

During the six months ended February 28, 2025 and February 29, 2024, one (1) supplier represented 100% and four (4) suppliers represented 100% of our purchases of which each accounted for more than 10% of our purchases, respectively.

Accounts receivable

As of February 28, 2025, and August 31, 2024, the accounts receivable balances were nil.

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

An evaluation was conducted under the supervision and with the participation of our management of the effectiveness of the design and operation of our disclosure controls and procedures as of February 28, 2025. Based on that evaluation, our management concluded that our disclosure controls and procedures were not effective as of such date to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms. Management also confirmed that there was no change in our internal control over financial reporting during the period ended February 28, 2025, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Changes in Internal Controls

There have been no changes in our internal controls over financial reporting identified in connection with the evaluation required by paragraph (d) of Securities Exchange Act Rule 13a-15 or Rule 15d-15 that occurred in the quarter ended February 28, 2025, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Pacific Sports Exchange Inc.
(Registrant)

Dated: April 10, 2025	/s/ Huang Hua Shang
Huang Hua Shang
Chief Executive Officer, President, and Director

