Form 10-K
period 2025-08-31
Pacific Sports Exchange Inc.
filed 2025-12-16
CIK 1765651

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended: August 31, 2025.

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

The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold by the Company, as of the last business day of the registrant’s most recently completed second fiscal quarter was approximately $56,503.

The registrant had 14,375,000 common shares outstanding as of December 8, 2025.

PACIFIC SPORTS EXCHANGE INC.

Form 10-K

August 31, 2025

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

Management’s Discussion and Analysis is intended to be read in conjunction with the Company’s financial statements and the integral notes (“Notes”) thereto for the fiscal year ending August 31, 2025. The following statements may be forward-looking in nature and actual results may differ materially.

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

Employees

We have no employees. Our officer and director furnish his time to the development of our Company at no cost. We do not foresee hiring any employees in the near future. We will engage independent contractors to help design and develop our website and marketing efforts as may be required.

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

Item 2. Properties.

Our principal executive office is located at 3055 NW Yeon Ave, #236, Portland, OR 97210. This property is provided to our Company by our President/CEO, free of charge.

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

Our Common Stock is quoted via OTC Markets, Inc. “Pink Limited Information.”

Securities Transfer Corporation at 2901 N Dallas Parkway, Suite 380, Plano, Texas 75093, is the registrar and transfer agent for our Common shares.

As of the date of this report there were 9 holders of record of our Common Stock.

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

Recent Sales of Unregistered Securities; Use of Proceeds from Registered Securities

None

Purchase of Equity Securities by the Issuer and Affiliated Purchasers

We did not purchase any of our shares of Common Stock or other securities during the fourth quarter of our fiscal year ended August 31, 2025.

Item 6. [Reserved]

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Results of Operations

The following summary of our results of operations should be read in conjunction with our financial statements for the years ended August 31, 2025, and 2024, which are included herein.

Our operating results for the years ended August 31, 2025, and 2024, and the changes between those periods for the respective items are summarized as follows:

	Years Ended
	August 31,
	2025	2024	Change
Revenue	$4,600	$5,400	$(800)
Cost of goods sold	2,900	4,270	(1,370)
Gross profit	1,700	1,130	570
Operating expenses	38,445	32,159	6,286
Net loss from operating	(36,745)	(31,029)	(5,716)
Other income	-	40,957	(40,957)
Net (loss) income	$(36,745)	$9,928	$(46,673)

During the years ended August 31, 2025, and 2024, we generated $4,600 and $5,400 revenues, respectively. The revenues are related to sales of golf carts.

We had net loss of $36,745 for the year ended August 31, 2025, and net income of $9,928 for the year ended August 31, 2024. The decrease in net loss of $46,673 was primarily due to a decrease in other income of $40,957.

Cost of goods sold for the years ended August 31, 2025, and 2024, was $2,900 and $4,270, respectively. Operating expenses for the years ended August 31, 2025, and 2024, were $38,445 and $32,159, respectively.

Operating expenses during the years ended August 31, 2025, and 2024, were primarily attributed to general and administration expenses of $370 and $2,540 and professional fees of $38,075 and $29,619, respectively.

Other income for the year ended August 31, 2024, consisted of forgiveness of debt from third party creditors of $40,957.

Liquidity and Capital

As of August 31, 2025, we had $1,476 in cash, $10,245 in total assets, $52,322 in liabilities and $42,077 in working capital deficit.

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

Working Capital

The following table presents our working capital (deficit) position as at August 31, 2025, and August 31, 2024:

	As of	As of
	August 31,	August 31,
	2025	2024
Current Assets	$10,245	$1,264
Current Liabilities	52,322	80,419
Working Capital (Deficiency)	$(42,077)	$(79,155)

As of August 31, 2025, we had a working capital deficiency of $42,077 compared to a working capital deficiency of $79,155 as of August 31, 2024. As of August 31, 2025, we had current assets of $10,245 (August 31, 2024 - $1,264) and current liabilities of $52,322 (August 31, 2024 - $80,419). The reduction in working capital deficiency is primarily due to a decrease in accounts payable and accrued liabilities of $51,020, an increase in due to related party of $22,923,  offset by an increase in cash of $481 and inventory of $8,500.

Cash Flow

We fund our operations with cash generated from sales, capital contributions, debt, and issuances of Common Stock.

The following table presents our cash flow for the years ended August 31, 2025 and 2024:

	Years Ended
	August 31,
	2025	2024
Cash used in operating activities	$(519)	$(1,156)
Cash provided by financing activities	1,000	-
Net change in cash for the period	$481	$(1,156)

Cash Flows from Operating Activities

For the year ended August 31, 2025, net cash used in operating activities was $519 compared to $1,156 during the year ended August 31, 2024. For the year ended August 31, 2025, we had a net loss of $36,745, which was decreased by related party advances funding operations of $95,746 and increased by a change in working capital of $59,520.For the year ended August 31, 2024, we had a net income of $9,928, which was decreased by a gain on forgiveness of debt of $40,957 and increased by a change in working capital of $29,873.

Cash Flows from Investing Activities

During the years ended August 31, 2025, and 2024, we had no cash used in investing activities.

Cash Flows from Financing Activities

For the years ended August 31, 2025, and 2025, we received $1,000 and $0 advance from a related party for financing activities, respectively.

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

Concentration

 For the years ended August 31, 2025, and 2024, customer and supplier concentrations (more than 10%) were as follows:

Revenue

During the years ended August 31, 2025, and 2024, three (3) customers represented 100% and five (5) customers represented 100% of our revenue, respectively.

Purchases

During the years ended August 31, 2025, and 2024, three (3) suppliers represented 75% and five (5) suppliers represented 100% of our purchases, respectively.

Accounts receivable

As of August 31, 2025, and 2024, the accounts receivable balances were nil.

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

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

On October 13, 2025, the Company engaged Boladale Lawal & Co. (“BLC”), as the Company’s independent accountant to audit the Company’s financial statements and to perform reviews of interim financial statements. During the fiscal year ended August 31, 2025, and then through the date of this filing, neither the Company nor anyone acting on its behalf consulted with BLC regarding (i) either the application of any accounting principles to a specific completed or contemplated transaction of the Company, or the type of audit opinion that might be rendered by BLC on the Company’s financial statements; or (ii) any matter that was either the subject of a disagreement with KCCW or a reportable event with respect to KCCW.

There were no disagreements with KCCW and BLC on any matters of accounting principles or practices, financial statement disclosure or auditing scope and procedures which, if not resolved to the satisfaction of With, would have caused KCCW to make reference to the matter in their audit opinion, if issued. There were no reportable events (as that term is described in Item 304(a)(1)(v) of Regulation S-K) during the period KCCW was engaged as the Company’s independent registered public accounting firm.

Item 9A. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) that are designed to ensure that information required to be disclosed by us in reports that we file under the Exchange Act is recorded, processed, summarized and reported as specified in the SEC’s rules and forms and that such information required to be disclosed by us in reports that we file under the Exchange Act is accumulated and communicated to our management, including our Treasurer, Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure. Management, with the participation of our Chief Executive Officer and Chief Financial Officer, performed an evaluation of the effectiveness of our disclosure controls and procedures as of August 31, 2025. Based on that evaluation, our management, including our Chief Executive Officer and Chief Financial Officer, concluded that our disclosure controls and procedures were not effective as of August 31, 2025, due to the material weaknesses and significant deficiencies discussed below.

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

Under the supervision of management, including our Principal Executive Officer and Principal Accounting Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and subsequent guidance prepared by the Commission specifically for smaller public companies as of August 31, 2025. Based on that evaluation, our management concluded that our internal control over financial reporting was not effective as of August 31, 2025, because it identified the following material weakness and significant deficiencies:

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

Changes in Internal Controls over Financial Reporting

There have been no changes in our internal controls over financial reporting identified in connection with the evaluation required by paragraph (d) of Securities Exchange Act Rule 13a-15 or Rule 15d-15 that occurred during the year ended August 31, 2025, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information.

None.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

Executive Officers and Directors

The following table sets forth the name, age and position of each of our executive officers and Directors as of the date of this Prospectus.

Name	Age	Position
Huang Hua Shang (1)	43	President, Chief Executive Officer, Chief Financial Officer, Secretary and sole Director
Timothy Conte (2)	79	Former President, Chief Executive Officer, Chief Financial Officer and Director
Jennifer Whitesides (2)	43	Former Secretary, Treasurer and Director

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

Item 11. Executive Compensation.

Summary Compensation Table

The table below summarizes all compensation awarded to, earned by, or paid to our named executive officers for all services rendered in all capacities to us for the fiscal year ended August 31, 2025 and 2024.

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Huang Hua Shang (1)	2025	-	-	-	-	-	-	-	-
President, CEO, CFO and Director	2024	-	-	-	-	-	-	-	-

Timothy Conte (2)	2025	-	-	-	-	-	-	-	-
Former President, CEO, CFO and Director	2024	-	-	-	-	-	-	-	-

Jennifer Whitesides (2)	2025	-	-	-	-	-	-	-	-
Former Secretary, Treasurer and Director	2024	-	-	-	-	-	-	-	-

(1)	On September 23, 2024, Hang Hua Shang was appointed as sole Director

(2)	On September 23, 2024, Timothy Conte and Jennifer Whitesides resigned as members of the Board.

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

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table sets forth certain information regarding beneficial ownership of our Common Stock as of December 8, 2025 (a) by each person known by us to own beneficially 5% or more of our Common Stock, (b) by each of our named executive officers and each of our directors and (c) by all executive officers and directors of the Company as a group. As of December 8, 2025, there were 14,375,000 shares of our Common Stock issued and outstanding. Unless otherwise noted, we believe that all persons named in the table have sole voting and investment power with respect to all the shares beneficially owned by them.

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

During the years ended August 31, 2025, and 2024, the Company’s former CEO and Director advanced to the Company an amount of $56,423 and $0 by paying operating expenses on behalf of the Company, respectively.

During the years ended August 31, 2025, the Company’s shareholder advanced to the Company an amount of $39,323 by paying for operating expenses on behalf of the Company and cash advances of $1,000.

Pursuant to a change in control dated September 23, 2024, the Company’s former CEO and Director forgave the outstanding balance of $73,823.

As of August 31, 2025, and 2024, the Company was obligated to the former CEO and Director for a balance of $0 and $17,400, which was unsecured, non-interest-bearing and due on demand. Pursuant to a change in control dated September 23, 2024, the Company’s former CEO and Director forgave the outstanding balance of $73,823.

As of August 31, 2025, the Company was obligated to the current shareholder for a balance of $40,323, which is unsecured, non-interest-bearing and due on demand and has not been formalized by a promissory note.

Item 14. Principal Accounting Fees and Services.

The following table shows the fees that were billed for the audit and other services provided by our independent auditors for the fiscal years ended August 31, 2025, and 2024, respectively.

	2025	2024

Audit Fees	$11,000	$11,000
Audit-Related Fees	-	-
Tax Fees	-	-
All Other Fees	-	-
Total	$11,000	$11,000

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

Pacific Sports Exchange Inc.
(Registrant)

Dated: December 16, 2025	/s/ Huang Hua Shang
Huang Hua Shang
Chief Executive Officer, President, and Director

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders of

PACIFIC SPORTS EXCHANGE, INC.

Opinion on the Financial Statements

We have audited the accompanying balance sheets of Pacific Sports Exchange, Inc. (the ‘Company’) as of August 31, 2025, and the related statements of operations, changes in stockholders’ (deficit) and cash flows for the year ended August 31, 2025, and the related notes (collectively referred to as the “financial statements”).

In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of August 31, 2025, and the results of its operations and its cash flows for the year ended August 31, 2025, in conformity with accounting principles generally accepted in the United States of America.

Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1, the Company suffered an accumulated deficit of $(192,966), net loss of $(36,745) and a negative working capital of $(42,077). The Company is dependent on obtaining additional working capital funding from the sale of equity and/or debt securities to execute its plans and continue operations. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. These financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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

Critical Audit Matters

Critical audit matters are matters arising from the current period audit of the financial statements that were communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. Communication of critical audit matters does not alter in any way our opinion on the financial statements taken as a whole and we are not, by communicating the critical audit matters, providing separate opinions on the critical audit matter or on the accounts or disclosures to which they relate.

Going Concern Uncertainty – See also Going Concern Uncertainty explanatory paragraph above:

As described in Note 1 to the financial statements, the Company has operating losses and significant accumulated deficit. Furthermore, the company generated limited revenue since the inception of business. The ability of the Company to continue as a going concern is dependent upon generating profitable business operations, management intends to raise additional operating funds through equity and/or debt financing. These conditions raise substantial doubt about the Company’s ability to continue as a going concern.

The procedures performed to address the matter included.

(i)	We inquired of executive officers, and key members of management, of the Company regarding factors that would have an impact on the Company’s ability to continue as a going concern,
(ii)

We evaluated management’s plan for addressing the adverse effects of the conditions identified, including assessing the reasonableness of forecasted information and underlying assumptions by comparing to actual results of prior periods and actual results achieved to date, and utilizing our knowledge of the entity, its business and management in considering liquidity needs and the Company’s ability to generate sufficient cash flow,

(iii)	We assessed the possibility of raising additional debt or credit,
(iv)	We evaluated the completeness and accuracy of disclosures in the financial statements.

/S/ Boladale Lawal

BOLADALE LAWAL & CO.

(Chartered Accountants)

(PCAOB ID 6993)

Lagos, Nigeria

We have served as the Company’s auditor since 2025.

December 16, 2025

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

Pacific Sports Exchange, Inc.

Opinion on the Financial Statements

We have audited the accompanying balance sheet of Pacific Sports Exchange, Inc. (the “Company”) as of August 31, 2024, the related statements of operations, changes in stockholders’ deficit, and cash flows for the year then ended, and the related notes (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company at August 31, 2024, and the results of its operations and its cash flows for the year ended August 31, 2024, in conformity with the U.S. generally accepted accounting principles in the United States of America.

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

Diamond Bar, California

November 28, 2024

PACIFIC SPORTS EXCHANGE INC.

BALANCE SHEETS

	As of	As of
	August 31,	August 31,
	2025	2024
Assets
Current Assets
Cash	$1,476	$995
Inventory	8,769	269
Total Current Assets	10,245	1,264

Total Assets	$10,245	$1,264

Liabilities and Stockholders' Deficit
Current Liabilities
Accounts payable and accrued liabilities	$11,999	$63,019
Due to related parties	40,323	17,400
Total Current Liabilities	52,322	80,419

Stockholders' Deficit
Preferred stock: 20,000,000 shares authorized; $0.001 par value; no shares issued and outstanding	-	-
Common stock: 200,000,000 shares authorized; $0.001 par value; 14,375,000 shares issued and outstanding, respectively.	14,375	14,375
Additional paid-in capital	136,514	62,691
Accumulated deficit	(192,966)	(156,221)
Total Stockholders' Deficit	(42,077)	(79,155)

Total Liabilities and Stockholders' Deficit	$10,245	$1,264

The accompanying notes are an integral part of these financial statements.

PACIFIC SPORTS EXCHANGE INC.

STATEMENTS OF OPERATIONS

	Years Ended
	August 31,
	2025	2024

Revenues	$4,600	$5,400
Cost of goods sold	(2,900)	(4,270)
Gross profit	1,700	1,130

Operating Expenses:
General and administrative	370	2,540
Professional fees	38,075	29,619
Total operating expenses	38,445	32,159

Loss from operations	(36,745)	(31,029)

Other income:	-	-
Gain on extinguishment of debt	-	40,957
Total other income	-	40,957

(Loss) Income before income taxes	(36,745)	9,928

Provision for income taxes	-	-
Net (Loss) Income	$(36,745)	$9,928

Basic and diluted income (loss) per common share	$(0.00)	$0.00
Basic and diluted weighted average common shares outstanding	14,375,000	14,375,000

The accompanying notes are an integral part of these financial statements.

PACIFIC SPORTS EXCHANGE INC.

STATEMENT OF CHANGES IN STOCKHOLDERS’ DEFICIT

			Additional
	Common Stock		Paid in	Accumulated
	Shares	Amount	Capital	Deficit	Total

Balance - August 31, 2023	14,375,000	$14,375	$62,691	$(166,149)	$(89,083)
Net income	-	-	-	9,928	9,928
Balance - August 31, 2024	14,375,000	14,375	62,691	(156,221)	(79,155)
Forgiveness of related party loan			73,823	-	73,823
Net income (loss)	-	-	-	(36,745)	(36,745)
Balance - August 31, 2025	14,375,000	$14,375	$136,514	$(192,966)	$(42,077)

The accompanying notes are an integral part of these financial statements.

PACIFIC SPORTS EXCHANGE INC.

STATEMENTS OF CASH FLOWS

	Years Ended
	August 31,
	2025	2024

Cash Flows from Operating Activities
Net (loss) income	$(36,745)	$9,928
Adjustments to reconcile net loss to net cash used in operating activities:
Gain on extinguishment of debt	-	(40,957)
Changes in operating assets and liabilities:
Inventory	(8,500)	-
Accounts payable and accrued liabilities	(51,020)	29,873
Related parties' advances funding operations	95,746	-
Net cash used in operating activities	(519)	(1,156)

Cash Flows from Financing Activities
Proceeds from related party	1,000	-
Net cash provided by financing activities	1,000	-

Net change in cash for the period	481	(1,156)
Cash at beginning of period	995	2,151
Cash at end of period	$1,476	$995

Supplemental Cash Flow Information:
Cash paid for income taxes	$-	$-
Cash paid for interest	$-	$-

Non-Cash Investing and Financing Activities
Related party due , forgiveness	$73,823	$-

The accompanying notes are an integral part of these financial statements.

PACIFIC SPORTS EXCHANGE INC.

NOTES TO FINANCIAL STATEMENTS

AUGUST 31, 2025, AND 2024

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

Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the realization of assets and the liquidation of liabilities in the normal course of business. As of August 31, 2025, the Company has an accumulated deficit of $192,966 and has earned nominal operating revenues.

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

Cash and Cash Equivalents

Cash and cash equivalents include cash in banks, money market funds, and certificates of term deposits with maturities of less than three months from inception, which are readily convertible to known amounts of cash and which, in the opinion of management, are subject to an insignificant risk of loss in value. The Company had $1,476 and $995 in cash as of August 31, 2025, and 2024, respectively.

Accounts Receivable and Allowance for Uncollectible Accounts

Trade accounts receivable are recorded at the invoiced amount and do not bear interest. The allowance for doubtful accounts is the Company’s best estimate of the amount of probable credit losses in its existing accounts receivable. The Company maintains allowances for doubtful accounts for estimated losses resulting from the inability of its customers to make the required payments for services. Accounts with known financial issues are first reviewed and specific estimates are recorded. The remaining accounts receivable balances are then grouped in categories by the number of days the balance is past due, and the estimated loss is calculated as a percentage of the total category based upon past history. Account balances are charged against the allowance when it is probable that the receivable will not be recovered. The Company had no accounts receivable or allowance for doubtful accounts at August 31, 2025, or 2024.

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

Fair value estimates discussed herein are based upon certain market assumptions and pertinent information available to management as of August 31, 2025, and 2024. The carrying values of our financial instruments, including cash and cash equivalents, prepaid expenses, and accounts payable, approximate their fair values due to the short-term maturities of these financial instruments.

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

Concentrations

During the years ended August 31, 2025, and 2024, revenue was comprised of two sales channels, over the Internet (ebay.com) and direct resale, to unrelated third parties. These sales channels represented 100% of the revenues of the Company for the years ended August 31, 2025, and 2024.

NOTE 3 – OTHER INCOME

For the year ended August 31, 2024, other income mainly consisted of forgiveness of debt from a third-party creditor of $40,957.

NOTE 4 – RELATED PARTY TRANSACTIONS

In support of the Company’s efforts and cash requirements, it may rely on advances from related parties until such a time that the Company can support its operations or attain adequate financing through sales of its equity or traditional debt financing. There is no formal written commitment for continued support by shareholders.

During the years ended August 31, 2025, and 2024, the Company’s former CEO and Director advanced to the Company an amount of $56,423 and $0 by paying operating expenses on behalf of the Company, respectively.

During the years ended August 31, 2025, the Company’s shareholder advanced to the Company an amount of $39,323 by paying for operating expenses on behalf of the Company and cash advances of $1,000.

Pursuant to a change in control dated September 23, 2024, the Company’s former CEO and Director forgave the outstanding balance of $73,823.

As of August 31, 2025, and 2024, the Company was obligated to the former CEO and Director for a balance of $0 and $17,400, which was unsecured, non-interest-bearing and due on demand. Pursuant to a change in control dated September 23, 2024, the Company’s former CEO and Director forgave the outstanding balance of $73,823.

As of August 31, 2025, the Company was obligated to the current shareholder for a balance of $40,323, which is unsecured, non-interest-bearing and due on demand and has not been formalized by a promissory note.

NOTE 5 – EQUITY

Preferred Stock

The Company has authorized 20,000,000 shares of Preferred Stock with a par value of $0.001 per share. No Preferred Stock was issued or outstanding as of August 31, 2025, and 2024.

Common Stock

The Company has authorized 200,000,000 shares of Common Stock with a par value of $0.001 per share. Each Common share entitles the holder to one vote, in person or proxy, on any matter on which action of the stockholders of the corporation is sought.

As of August 31, 2025, and 2024, the Company had 14,375,000 shares of Common Stock issued and outstanding.

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

The provision for income taxes differs from the amounts which would be provided by applying the statutory federal income tax rate of 21% to the net loss before provision for income taxes for the following reasons:

	Years Ended
	August 31,	August 31,
	2025	2024
Income tax (benefit) at statutory rate	$(7,716)	$2,085
Valuation allowance	7,716	(2,085)
Provision for income taxes	$-	$-

Net deferred tax assets consist of the following components as of:

	August 31,	August 31,
	2025	2024
Net Operating Losses Carryover	$40,523	$32,807
Valuation allowance	(40,523)	(32,807)
Net deferred tax asset	$-	$-

As of August 31, 2025, the Company had approximately $192,966 of net operating losses (“NOL”) carried forward to offset taxable income in future years which expire commencing in fiscal 2040. NOLs generated in tax years prior to August 31, 2018, can be carried forward for twenty (20) years and NOLs generated after August 31, 2018, can be carried forward indefinitely. NOL carry forwards may be subject to an annual limitation due to ownership change limitations that may have occurred or that could occur in the future, as required by Section 382 of the Internal Revenue Code of 1986, as amended (the “Code”). These ownership changes may limit the amount of the NOL carry forwards that can be utilized annually to offset future taxable income and tax, respectively. In general, an “ownership change” as defined by Section 382 of the Code results from a transaction or series of transactions over a three-year period resulting in an ownership change of more than 50 percentage points of the outstanding stock of a company by certain stockholders.

Tax returns for the years ended 2019 to 2024 and 2025 are subject to review by the tax authorities. The Company has no liabilities related to uncertain tax positions or unrecognized benefits as of the year ended August 31, 2025. The Company has not accrued interest or penalties associated with unrecognized tax liabilities.

NOTE 7 – CONCENTRATION

For the years ended August 31, 2025, and 2024, customer and supplier concentrations (more than 10%) were as follows:

Revenue

During the years ended August 31, 2025, and 2024, three (3) customers represented 100% and five (5) customers represented 100% of our revenue, respectively.

Purchases

During the years ended August 31, 2025, and 2024, three (3) suppliers represented 75% and five (5) suppliers represented 100% of our purchases, respectively.

Accounts receivable

As of August 31, 2025, and 2024, the accounts receivable balances were nil.

NOTE 8 - SUBSEQUENT EVENTS

The Company has evaluated events occurring subsequent to August 31, 2025, through the issuance of the financial statements and determined that there are no additional events requiring disclosure.

