Form 10-Q
period 2025-11-30
Pacific Sports Exchange Inc.
filed 2026-01-15
CIK 1765651

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: November 30, 2025

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 14,375,000 shares of Common Stock issued and outstanding as of January 12, 2026.

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

Management’s Discussion and Analysis is intended to be read in conjunction with the Company’s financial statements and the integral notes (“Notes”) thereto for the period ending November 30, 2025. The following statements may be forward-looking in nature and actual results may differ materially.

3

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

INTERIM FINANCIAL STATEMENTS

For the Three Months Ended November 30, 2025

(Unaudited)

PACIFIC SPORTS EXCHANGE INC.

BALANCE SHEETS

(UNAUDITED)

	As of	As of
	November 30,	August 31,
	2025	2025
Assets
Current Assets
Cash	$-	$1,476
Inventory	6,769	8,769
Total Current Assets	6,769	10,245

Total Assets	$6,769	$10,245

Liabilities and Stockholders' Deficit
Current Liabilities
Accounts payable and accrued liabilities	$3,605	$11,999
Due to related parties	55,322	40,323
Total Current Liabilities	58,927	52,322

Stockholders' Deficit
Preferred stock: 20,000,000 shares authorized; $0.001 par value; no shares issued and outstanding	-	-
Common stock: 200,000,000 shares authorized; $0.001 par value; 14,375,000 shares issued and outstanding, respectively.	14,375	14,375
Additional paid-in capital	136,514	136,514
Accumulated deficit	(203,047)	(192,966)
Total Stockholders' Deficit	(52,158)	(42,077)

Total Liabilities and Stockholders' Deficit	$6,769	$10,245

The accompanying notes are an integral part of these unaudited condensed financial statements.

PACIFIC SPORTS EXCHANGE INC.

STATEMENTS OF OPERATIONS

(UNAUDITED)

	Three Months Ended
	November 30,
	2025	2024

Revenues	$2,200	$-
Cost of goods sold	(2,000)	-
Gross profit	200	-

Operating Expenses:
General and administrative	32	226
Professional fees	10,249	7,591
Total operating expenses	10,281	7,817

Loss from operations	(10,081)	(7,817)

Loss before income taxes	(10,081)	(7,817)

Provision for income taxes	-	-
Net loss	$(10,081)	$(7,817)

Basic and diluted loss per common share	$(0.00)	$(0.00)
Basic and diluted weighted average common shares outstanding	14,375,000	14,375,000

The accompanying notes are an integral part of these unaudited condensed financial statements.

PACIFIC SPORTS EXCHANGE INC.

STATEMENT OF CHANGES IN STOCKHOLDERS’ DEFICIT

(UNAUDITED)

For the Three Months Ended November 30, 2025

			Additional
	Common Stock		Paid-in	Accumulated
	Shares	Amount	Capital	Deficit	Total

Balance - August 31, 2025	14,375,000	$14,375	$136,514	$(192,966)	$(42,077)
Net loss	-	-	-	(10,081)	(10,081)
Balance - November 30, 2025	14,375,000	$14,375	$136,514	$(203,047)	$(52,158)

For the Three Months Ended November 30, 2024

			Additional
	Common Stock		Paid-in	Accumulated
	Shares	Amount	Capital	Deficit	Total

Balance - August 31, 2024	14,375,000	$14,375	$62,691	$(156,221)	$(79,155)
Forgiveness of related party loan	-	-	73,823	-	73,823
Net loss	-	-	-	(7,817)	(7,817)
Balance - November 30, 2024	14,375,000	$14,375	$136,514	$(164,038)	$(13,149)

The accompanying notes are an integral part of these unaudited condensed financial statements.

PACIFIC SPORTS EXCHANGE INC.

STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Three Months Ended
	November 30,
	2025	2024

Cash Flows from Operating Activities
Net loss	$(10,081)	$(7,817)
Changes in operating assets and liabilities:
Inventory	2,000	(900)
Accounts payable and accrued liabilities	(8,394)	(52,231)
Related parties' advances funding operations	14,999	59,973
Net cash used in operating activities	(1,476)	(975)

Net change in cash for the period	(1,476)	(975)
Cash at beginning of period	1,476	995
Cash at end of period	$-	$20

Supplemental Cash Flow Information:
Cash paid for income taxes	$-	$-
Cash paid for interest	$-	$-

Non-Cash Investing and Financing Activities
Related party due, forgiveness	$-	$73,823

The accompanying notes are an integral part of these unaudited condensed financial statements.

PACIFIC SPORTS EXCHANGE INC.

NOTES TO UNAUDITED FINANCIAL STATEMENTS

NOVEMBER 31,2025

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

Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the realization of assets and the liquidation of liabilities in the normal course of business. As of November 30, 2025, the Company has an accumulated deficit of $203,047 and earned nominal operating revenues.

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

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying unaudited financial statements have been prepared in accordance with GAAP for interim financial statements and with the instructions to Form 10-Q and Article 8 of Regulation S-X of the United States Securities and Exchange Commission (“SEC”). Accordingly, they do not contain all the information and footnotes required by GAAP for annual financial statements. In the opinion of the Company’s management, the accompanying unaudited financial statements contain all the adjustments necessary (consisting only of normal recurring accruals) to present the financial position of the Company as of November 30, 2025, and the results of operations and cash flows for the periods presented. The results of operations for the period ended November 30, 2025, are not necessarily indicative of the operating results for the full fiscal year or any future period. These unaudited financial statements should be read in conjunction with the financial statements and related notes thereto included in the Company’s Annual Report on Form 10-K for the year ended August 31, 2025, filed with the SEC on December 16, 2025.

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

Cash and Cash Equivalents

Cash and cash equivalents include cash in banks, money market funds, and certificates of term deposits with maturities of less than three months from inception, which are readily convertible to known amounts of cash and which, in the opinion of management, are subject to an insignificant risk of loss in value. The Company had $0 and $1,476 in cash and had no cash equivalent as of November 30, 2025, and August 31, 2025, respectively.

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

Revenues are recognized based on the sales contract price, ne of sales taxes, when control of the promised goods are transferred to a customer, in an amount that reflects the consideration that the Company expects to receive in exchange for those goods. Our contracted prices primarily include cost of inventory, shipping and handling, eBay commission fee and our margin, which varies depending on each item. We may provide incentives to our customers from time to time, including discounts, coupons and rewards, which are treated as a reduction in revenue. We may provide sales under a consignment for a client. When acting as an agent, where we do not take delivery of the inventory, we record all costs of sales as a reduction in revenue. The Company does not accept returns and clearly indicates this in our listings. However, if a customer receives an item that is not as described in the eBay listing, we must follow the eBay moneyback guarantee policy which obligates us to issue a full refund within three (3) business days. We do not provide an estimate for returns as we do not anticipate any returns in the normal course of business.

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

During the three months ended November 30, 2024, the Company’s former CEO and Director advanced to the Company an amount of $56,423 by paying operating expenses on behalf of the Company, respectively.

During the three months ended November 30,2024, pursuant to a change in control dated September 23, 2024, the Company’s former CEO and Director forgave the outstanding balance of $73,823.

During the three months ended November 30, 2025, and 2024, the Company’s shareholder advanced to the Company an amount of $14,999 and $3,550 by paying for operating expenses on behalf of the Company, respectively.

As of November 30, 2025, and August 31, 2025, the Company was obligated to the current shareholder for a balance of $55,322 and $40,323, which is unsecured, non-interest-bearing and due on demand and has not been formalized by a promissory note, respectively.

NOTE 4 – EQUITY

Preferred Stock

The Company has authorized 20,000,000 shares of Preferred Stock with a par value of $0.001 per share. No preferred stock was issued or outstanding as of November 30, 2025, and August 31, 2025.

Common Stock

The Company has authorized 200,000,000 shares of Common Stock with a par value of $0.001 per share. Each common share entitles the holder to one vote, in person or proxy, on any matter on which action of the stockholders of the Corporation is sought.

As of November 30, 2025, and August 31, 2025, the Company had 14,375,000 shares of Common Stock issued and outstanding.

NOTE 5 – CONCENTRATION

As of November 30, 2025, and August 31, 2025, and for the three months ended November 30, 2025, and 2024, customer and supplier concentrations (more than 10%) were as follows:

Revenue

During the three months ended November 30, 2025, one (1) customer represented 100% of our revenue. During the three months ended November 30, 2024, the Company did not earn revenue.

Purchases

During the three months ended November 30, 2025, the Company did not purchase golf cart. During the three months ended November 30,2024, one (1) supplier represented 100% of our purchases.

Accounts receivable

As of November 30, 2025, and August 31, 2025, the accounts receivable balances were nil.

NOTE 6- SUBSEQUENT EVENTS

The Company has evaluated events occurring subsequent to November 30, 2025, through the issuance of the financial statements and determined that there are no additional events requiring disclosure.

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

Results of Operations

The following summary of our results of operations should be read in conjunction with our unaudited financial statements for the three months ended November 30, 2025, and 2024, which are included herein.

Three months ended November 30, 2025, compared to three months ended November 30, 2024

	Three Months Ended
	November 30,
	2025	2024	Change
Revenue	$2,200	$-	$2,200
Cost of goods sold	2,000	-	2,000
Gross profit	200	-	200
Operating expenses	10,281	7,817	2,464
Net loss	$(10,081)	$(7,817)	$(2,264)

Net loss was $10,081 for the three months ended November 30, 2025, and $7,817 net loss for the three months ended November 30, 2024. The increase in net loss from $7,817 for the three months ended November 30, 2024, to $10,081 net loss for the three months ended November 30, 2025, was primarily due to an increase in operating expenses of $2,464 offset by an increase in gross profit of $200.

Revenue for the three months ended November 30, 2025, and 2024, was $2,200 and $0, respectively.

Cost of goods sold for the three months ended November 30, 2025, and 2024, was $2,000 and $0, respectively.

Operating expenses for the three months ended November 30, 2025, and 2024, were $10,281 and $7,817, respectively. Operating expenses during the three months ended November 30, 2025, and 2024, were primarily attributed to general and administration expenses of $32 and $226, and professional fees of $10,249 and $7,591, respectively.

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

As of November 30, 2025, and August 31, 2025, we had the following balance sheet amounts:

As of November 30, 2025, our current and total assets were $6,769, consisting of cash of $0 and inventory of $6,769. As of August 31, 2025, our current and total assets were $10,245, consisting of cash of $1,476 and inventory of $8,769.

As of November 30, 2025, our total liabilities of $58,927 were all current liabilities, which consisted of accounts payable and accrued liabilities of $3,605 and due to related party of $55,322. As of August 31, 2025, our total liabilities of $52,322 were all current liabilities, which consisted of $11,999 accounts payable and accrued liabilities and due to related party of $40,323.

During the three months ended November 30, 2024, pursuant to a change in control dated September 23, 2024, the Company’s former CEO and Director forgave the outstanding balance of $73,823 and it was recorded in additional paid in capital.

Working Capital

The following table presents our working capital (deficit) position as of November 30, 2025, and August 31, 2025:

	As of	As of
	November 30,	August 31,
	2025	2025
Current Assets	$6,769	$10,245
Current Liabilities	58,927	52,322
Working Capital (Deficiency)	$(52,158)	$(42,077)

As of November 30, 2025, we had a working capital deficiency of $52,158 compared to working capital deficiency of $42,077 as of August 31, 2025. As of November 30, 2025, we had current assets of $6,769 (compared to $10,245 at August 31, 2025) and current liabilities of $58,927 (compared to $52,322 at August 31, 2025).

Cash Flow

We fund our operations with cash generated from sales, capital contributions, debt, issuances of shares of Common Stock and loans from our shareholders.

The following table presents our cash flow for the three months ended November 30, 2025, and 2024:

	Three Months Ended
	November 30,
	2025	2024
Cash used in operating activities	$(1,476)	$(975)
Cash provided by financing activities	-	-
Net change in cash for the period	$(1,476)	$(975)

Cash Flows from Operating Activities

For the three months ended November 30, 2025, net cash used in operating activities was $1,476 compared to $975 net cash used in operating activities during the three months ended November 30, 2024. For the three months ended November 30, 2025, we had a net loss of $10,081, which was increased by a decrease in accounts payable and accrued liabilities of $8,394, reduced by a decrease in inventory of $2,000 and reduced by an increase in related parties of $14,999 for advances funding operation expenses.

For the three months ended November 30, 2024, we had a net loss of $7,817 which was increased by an increase in inventory of $900, a decrease in accounts payable and accrued liabilities of $52,231 and reduced by an increase in related parties of $59,973 for advances funding operation expense.

Cash Flows used in Investing Activities

During the three months ended November 30, 2025, and 2024, we had no investing activities.

Cash Flows from Financing Activities

During the three months ended November 30, 2025, and 2024, we had no financing activities.

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

Concentration

As of November 30, 2025, and August 31, 2025, and for the three months ended November 30, 2025, and 2024, customer and supplier concentrations (more than 10%) were as follows:

Revenue

During the three months ended November 30, 2025, one (1) customer represented 100% of our revenue. During the three months ended November 30, 2024, the Company did not earn revenue.

Purchases

During the three months ended November 30, 2025, the Company did not purchase golf cart. During the three months ended November 30,2024, one (1) supplier represented 100% of our purchases.

Accounts receivable

As of November 30, 2025, and August 31, 2025, the accounts receivable balances were nil.

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

An evaluation was conducted under the supervision and with the participation of our management of the effectiveness of the design and operation of our disclosure controls and procedures as of November 30, 2025. Based on that evaluation, our management concluded that our disclosure controls and procedures were not effective as of such date to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms. Management also confirmed that there was no change in our internal control over financial reporting during the period ended November 30, 2025, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Changes in Internal Controls

There have been no changes in our internal controls over financial reporting identified in connection with the evaluation required by paragraph (d) of Securities Exchange Act Rule 13a-15 or Rule 15d-15 that occurred in the quarter ended November 30, 2025, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Pacific Sports Exchange Inc.
(Registrant)

Dated: January 15 , 2026	/s/ Huang Hua Shang
Huang Hua Shang
Chief Executive Officer, President, and Director

