Form 10-Q
period 2026-02-28
Pacific Sports Exchange Inc.
filed 2026-04-21
CIK 1765651

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: February 28, 2026

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 14,375,000 shares of Common Stock issued and outstanding as of April 13, 2026.

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

Management’s Discussion and Analysis is intended to be read in conjunction with the Company’s financial statements and the integral notes (“Notes”) thereto for the period ending February 28, 2026. The following statements may be forward-looking in nature and actual results may differ materially.

3

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

INTERIM FINANCIAL STATEMENTS

For the Six Months Ended February 28, 2026

(Unaudited)

 PACIFIC SPORTS EXCHANGE INC.

BALANCE SHEETS

(UNAUDITED)

	As of	As of
	February 28	August 31,
	2026	2025
Assets
Current Assets
Cash	$-	$1,476
Inventory	6,769	8,769
Total Current Assets	6,769	10,245

Total Assets	$6,769	$10,245

Liabilities and Stockholders' Deficit
Current Liabilities
Accounts payable and accrued liabilities	$7,177	$11,999
Due to related parties	63,592	40,323
Total Current Liabilities	70,769	52,322

Total Liabilities	70,769	52,322

Stockholders' Deficit
Preferred stock: 20,000,000 shares authorized; $0.001 par value; no shares issued and outstanding	-	-
Common stock: 200,000,000 shares authorized; $0.001 par value; 14,375,000 shares issued and outstanding, respectively.	14,375	14,375
Additional paid-in capital	136,514	136,514
Accumulated deficit	(214,889)	(192,966)
Total Stockholders' Deficit	(64,000)	(42,077)

Total Liabilities and Stockholders' Deficit	$6,769	$10,245

The accompanying notes are an integral part of these unaudited condensed financial statements.

PACIFIC SPORTS EXCHANGE INC.

STATEMENTS OF OPERATIONS

(UNAUDITED)

	Three Months Ended		Six Months Ended
	February 28		February 28
	2026	2025	2026	2025

Revenues	$-	$2,000	$2,200	$2,000
Cost of goods sold	-	(900)	(2,000)	(900)
Gross profit	-	1,100	200	1,100

Operating Expenses:
General and administrative	8	48	40	274
Professional fees	11,834	8,225	22,083	15,816
Total operating expenses	11,842	8,273	22,123	16,090

Loss from operations	(11,842)	(7,173)	(21,923)	(14,990)

Loss before income taxes	(11,842)	(7,173)	(21,923)	(14,990)

Provision for income taxes	-	-	-	-
Net loss	$(11,842)	$(7,173)	$(21,923)	$(14,990)

Basic and diluted loss per common share	$(0.001)	$(0.000)	$(0.00)	$(0.00)
Basic and diluted weighted average common shares outstanding	14,375,000	14,375,000	14,375,000	14,375,000

The accompanying notes are an integral part of these unaudited condensed financial statements.

PACIFIC SPORTS EXCHANGE INC.

STATEMENT OF CHANGES IN STOCKHOLDERS’ DEFICIT

(UNAUDITED)

For the Three and Six Months Ended February 28, 2026

			Additional
	Common Stock		Paid-in	Accumulated
	Shares	Amount	Capital	Deficit	Total

Balance - August 31, 2025	14,375,000	$14,375	$136,514	$(192,966)	$(42,077)
Net loss	-	-	-	(10,081)	(10,081)
Balance - November 30, 2025	14,375,000	14,375	136,514	(203,047)	$(52,158)
Net loss	-	-	-	(11,842)	(11,842)
Balance - February 28, 2026	14,375,000	$14,375	$136,514	$(214,889)	$(64,000)

For the Three and Six Months Ended February 28, 2025

			Additional
	Common Stock		Paid-in	Accumulated
	Shares	Amount	Capital	Deficit	Total

Balance - August 31, 2024	14,375,000	$14,375	$62,691	$(156,221)	$(79,155)
Forgiveness of related party loan	-	-	73,823	-	73,823
Net loss	-	-	-	(7,817)	(7,817)
Balance - November 30, 2024	14,375,000	14,375	136,514	(164,038)	(13,149)
Net loss	-	-	-	(7,173)	(7,173)
Balance - February 28, 2025	14,375,000	$14,375	$136,514	$(171,211)	$(20,322)

The accompanying notes are an integral part of these unaudited condensed financial statements.

PACIFIC SPORTS EXCHANGE INC.

STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Six Months Ended
	February 28
	2026	2025

Cash Flows from Operating Activities
Net loss	$(21,923)	$(14,990)
Changes in operating assets and liabilities:
Inventory	2,000	-
Accounts payable and accrued liabilities	(4,822)	(57,945)
Related parties' advances funding operations	23,269	73,912
Net cash provided by (used in) operating activities	(1,476)	977

Net change in cash for the period	(1,476)	977
Cash at beginning of period	1,476	995
Cash at end of period	$-	$1,972

Supplemental Cash Flow Information:
Cash paid for income taxes	$-	$-
Cash paid for interest	$-	$-

Non-Cash Investing and Financing Activities
Related party due, forgiveness	$-	$73,823

The accompanying notes are an integral part of these unaudited condensed financial statements.

PACIFIC SPORTS EXCHANGE INC.

NOTES TO UNAUDITED FINANCIAL STATEMENTS

FEBRUARY 28,2026

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

Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the realization of assets and the liquidation of liabilities in the normal course of business. As of February 28, 2026, the Company has an accumulated deficit of $214,889 and earned nominal operating revenues.

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

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying unaudited financial statements have been prepared in accordance with GAAP for interim financial statements and with the instructions to Form 10-Q and Article 8 of Regulation S-X of the United States Securities and Exchange Commission (“SEC”). Accordingly, they do not contain all the information and footnotes required by GAAP for annual financial statements. In the opinion of the Company’s management, the accompanying unaudited financial statements contain all the adjustments necessary (consisting only of normal recurring accruals) to present the financial position of the Company as of February 28, 2026, and the results of operations and cash flows for the periods presented. The results of operations for the period ended February 28, 2026, are not necessarily indicative of the operating results for the full fiscal year or any future period. These unaudited financial statements should be read in conjunction with the financial statements and related notes thereto included in the Company’s Annual Report on Form 10-K for the year ended August 31, 2025, filed with the SEC on December 16, 2025.

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

Cash and Cash Equivalents

Cash and cash equivalents include cash in banks, money market funds, and certificates of term deposits with maturities of less than three months from inception, which are readily convertible to known amounts of cash and which, in the opinion of management, are subject to an insignificant risk of loss in value. The Company had $0 and $1,476 in cash and had no cash equivalent as of February 28, 2026, and August 31, 2025, respectively.

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

During the six months ended February 28, 2025, the Company’s former CEO and Director advanced to the Company an amount of $56,423 by paying operating expenses on behalf of the Company, respectively.

During the six months ended February 28,2025, pursuant to a change in control dated September 23, 2024, the Company’s former CEO and Director forgave the outstanding balance of $73,823.

During the six months ended February 28, 2026, and 2025, the Company’s shareholder advanced to the Company an amount of $23,269 and $17,489 by paying for operating expenses on behalf of the Company, respectively.

As of February 28, 2026, and August 31, 2025, the Company was obligated to the current shareholder for a balance of $63,592 and $40,323, which is unsecured, non-interest-bearing and due on demand and has not been formalized by a promissory note, respectively.

NOTE 4 – EQUITY

Preferred Stock

The Company has authorized 20,000,000 shares of Preferred Stock with a par value of $0.001 per share. No preferred stock was issued or outstanding as of February 28, 2026, and August 31, 2025.

Common Stock

The Company has authorized 200,000,000 shares of Common Stock with a par value of $0.001 per share. Each common share entitles the holder to one vote, in person or proxy, on any matter on which action of the stockholders of the Corporation is sought.

As of February 28, 2026, and August 31, 2025, the Company had 14,375,000 shares of Common Stock issued and outstanding.

NOTE 5 – CONCENTRATION

As of February 28, 2026, and August 31, 2025, and for the six months ended February 28, 2026, and 2025, customer and supplier concentrations (more than 10%) were as follows:

Revenue

During the six months ended February 28, 2026, and 2025, one (1) customer represented 100% and one (1) customer represented 100% of our revenue of which each accounted for more than 10% of our revenue, respectively.

Purchases

During the six months ended February 28, 2026, the Company did not purchase golf cart. During the six months ended February 28,2025, one (1) supplier represented 100% of our purchases of which each accounted for more than 10% of our purchases.

Accounts receivable

As of February 28, 2026, and August 31, 2025, the accounts receivable balances were nil.

NOTE 6- SUBSEQUENT EVENTS

The Company has evaluated events occurring subsequent to February 28, 2026, through the issuance of the financial statements and determined that there are no additional events requiring disclosure.

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

Results of Operations

The following summary of our results of operations should be read in conjunction with our unaudited financial statements for the period ended February 28, 2026, which are included herein.

Our operating results for the six months ended February 28, 2026, and 2025 and the changes between those periods for the respective items are summarized as follows.

Three months ended February 28, 2026, compared to three months ended February 28, 2025

	Three Months Ended
	February 28
	2026	2025	Change
Revenue	$-	$2,000	$(2,000)
Cost of goods sold	-	900	(900)
Gross profit	-	1,100	(1,100)
Operating expenses	11,842	8,273	3,569
Net loss	$(11,842)	$(7,173)	$(4,669)

Net loss was $11,842 for the three months ended February 28, 2026, and $7,173 net loss for the three months ended February 28, 2025. The increase in net loss from $7,173 for the three months ended February 28, 2025, to $11,842 net loss for the three months ended February 28, 2026, was primarily due to an increase in operating expenses of $3,569 offset by a reduction in gross profit of $1,100.

Revenue for the three months ended February 28, 2026, and 2025, was $0 and $2,200, respectively.

Cost of goods sold for the three months ended February 28, 2026, and 2025, was $0 and $900, respectively.

Operating expenses for the three months ended February 28, 2026, and 2025, were $11,842 and $8,273, respectively. Operating expenses during the three months ended February 28, 2026, and 2025, were primarily attributed to general and administration expenses of $8 and $48, and professional fees of $11,834 and $8,225, respectively.

Six months ended February 28, 2026, compared to three months ended February 28, 2025

	Six Months Ended
	February 28
	2026	2025	Change
Revenue	$2,200	$2,000	$200
Cost of goods sold	2,000	900	1,100
Gross profit	200	1,100	(900)
Operating expenses	22,123	16,090	6,033
Net loss	$(21,923)	$(14,990)	$(6,933)

Net loss was $21,923 for the six months ended February 28, 2026, and $14,990 net loss for the six months ended February 28, 2025. The increase in net loss from $14,990 for the six months ended February 28, 2025, to $21,923 net loss for the six months ended February 28, 2026, was primarily due to an increase in operating expenses of $6,033 offset by a reduction in gross profit of $900.

Revenue for the six months ended February 28, 2026, and 2025, was $2,200 and $2,000, respectively.

Cost of goods sold for the six months ended February 28, 2026, and 2025, was $2,000 and $900, respectively.

Operating expenses for the six months ended February 28, 2026, and 2025, were $22,123 and $16,090, respectively. Operating expenses during the six months ended February 28, 2026, and 2025, were primarily attributed to general and administration expenses of $40 and $274, and professional fees of $22,083 and $15,816, respectively

Liquidity and Capital

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

As of February 28, 2026, and August 31, 2025, we had the following balance sheet amounts:

As of February 28, 2026, our current and total assets were $6,769, consisting of cash of $0 and inventory of $6,769.

As of August 31, 2025, our current and total assets were $10,245, consisting of cash of $1,476 and inventory of $8,769.

As of February 28, 2026, our total liabilities of $70,769 were all current liabilities, which consisted of accounts payable  of $7,177 and due to related party of $63,592. As of August 31, 2025, our total liabilities of $52,322 were all current liabilities, which consisted of $11,999 accounts payable and accrued liabilities and due to related party of $40,323.

During the six months ended February 28, 2025, pursuant to a change in control dated September 23, 2024, the Company’s former CEO and Director forgave the outstanding balance of $73,823 and it was recorded in additional paid in capital.

Working Capital

The following table presents our working capital (deficit) position as of February 28, 2026, and August 31, 2025:

	As of	As of
	February 28	August 31,
	2026	2025
Current Assets	$6,769	$10,245
Current Liabilities	70,769	52,322
Working Capital (Deficiency)	$(64,000)	$(42,077)

As of February 28, 2026, we had a working capital deficiency of $64,000 compared to working capital deficiency of $42,077 as of August 31, 2025. As of February 28, 2026, we had current assets of $6,769 (compared to $10,245 at August 31, 2025) and current liabilities of $70,769 (compared to $52,322 at August 31, 2025).

Cash Flow

We fund our operations with cash generated from sales, capital contributions, debt, issuances of shares of Common Stock and loans from our shareholders.

The following table presents our cash flow for the six months ended February 28, 2026, and 2025:

	Six Months Ended
	February 28
	2026	2025
Cash (used in) provided by operating activities	$(1,476)	$977
Cash used in Investing Activities	-	-
Cash provided by financing activities	-	-
Net change in cash for the period	$(1,476)	$977

Cash Flows from Operating Activities

For the six months ended February 28, 2026, net cash used in operating activities was $1,476 compared to $977 net cash provided by operating activities during the six months ended February 28, 2025. For the six months ended February 28, 2026, we had a net loss of $21,923, which was increased by a decrease in accounts payable and accrued liabilities of $4,822, reduced by a reduction  in inventory of $2,000 and reduced by an increase in related parties of $23,269 for advances funding operation expenses.

For the six months ended February 28, 2025, we had a net loss of $14,990, which was increased by a decrease in accounts payable and accrued liabilities of $57,945 and reduced by an increase in related parties of $73,912 for advances funding operation expense.

Cash Flows used in Investing Activities

During the six months ended February 28, 2026, and 2025, we had no investing activities.

Cash Flows from Financing Activities

During the six months ended November 30, 2025, and 2024, we had no financing activities.

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

Concentration

As of February 28, 2026, and August 31, 2025, and for the six months ended February 28, 2026, and 2025, customer and supplier concentrations (more than 10%) were as follows:

Revenue

During the six months ended February 28, 2026, and 2025, one (1) customer represented 100% and one (1) customer represented 100% of our revenue of which each accounted for more than 10% of our revenue, respectively.

Purchases

During the six months ended February 28, 2026, the Company did not purchase golf cart. During the six months ended February 28,2025, one (1) supplier represented 100% of our purchases of which each accounted for more than 10% of our purchases.

Accounts receivable

As of February 28, 2026, and August 31, 2025, the accounts receivable balances were nil.

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

An evaluation was conducted under the supervision and with the participation of our management of the effectiveness of the design and operation of our disclosure controls and procedures as of February 28, 2026. Based on that evaluation, our management concluded that our disclosure controls and procedures were not effective as of such date to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms. Management also confirmed that there was no change in our internal control over financial reporting during the period ended February 28, 2026, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Changes in Internal Controls

There have been no changes in our internal controls over financial reporting identified in connection with the evaluation required by paragraph (d) of Securities Exchange Act Rule 13a-15 or Rule 15d-15 that occurred in the quarter ended February 28, 2026, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Pacific Sports Exchange Inc.
(Registrant)

Dated: April 21, 2026	/s/ Huang Hua Shang
Huang Hua Shang
Chief Executive Officer, President, and Director

